Form 10-Q
period 2021-09-30
Blockchain Moon Acquisition Corp.
filed 2021-12-03
CIK 1867757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40922

BLOCKCHAIN MOON ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1839124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4651 Salisbury Road, Suite 400 Jacksonville, FL
(Address of principal executive offices)

(424) 262-6097
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ◻

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BMAQ	The Nasdaq Stock Market LLC

Warrants	BMAQW	The Nasdaq Stock Market LLC

Rights	BMAQR	The Nasdaq Stock Market LLC

Units	BMAQU	The Nasdaq Stock Market LLC

As of December 3, 2021, 14,775,000 shares of common stock, $0.0001 par value, were issued and outstanding.

BLOCKCHAIN MOON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Unaudited Condensed Balance Sheet as of September 30, 2021		1

Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the Period from January 22, 2021 (Inception) through September 30, 2021		2

Unaudited Condensed Statements of Changes in Stockholder’s Equity for the three months ended September 30, 2021 and for the Period from January 22, 2021 (Inception) through September 30, 2021		3

Unaudited Condensed Statement of Cash Flows for the Period from January 22, 2021 (Inception) through September 30, 2021		4

Notes to Unaudited Condensed Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	19

PART II – OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLOCKCHAIN MOON ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30,
2021
Assets
Current assets:
Cash on hand	$32,007
Prepaid expenses	3,750
Total current assets	35,757
Deferred offering cost	113,668
Cash held in Trust account	—
Total Assets	$149,425

Liabilities and Stockholder’s Equity
Current liabilities:
Promissory note – Related party	$75,000
Due to related party	51,115
Total current liabilities	126,115

Commitments and Contingencies
Common stock subject to possible redemption, par value $0.0001, 100,000,000 shares authorized , none shares issued and outstanding	—

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	288
Additional paid-in capital	24,712
Accumulated deficit	(1,690)
Total stockholder’s equity	23,310

Total Liabilities and Stockholder’s Equity	$149,425

(1) Includes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on October 26, 2021, the Sponsor shares are no longer subject to forfeiture. (See Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period
		from
	For the	January 22,
	three	2021
	months	(Inception)
	ended	through
	September 30,	September 30,
	2021	2021
Formation and operating costs	$90	$1,690

Net loss	$(90)	$(1,690)

Basic and diluted weighted average shares outstanding(1)	2,500,000	2,500,000
Basic and diluted net income per share	$(0.00)	$(0.00)

(1) Excludes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on October 26, 2021, the Sponsor shares are no longer subject to forfeiture. (See Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of January 22, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(1,600)	(1,600)
Balance as of June 30, 2021 (Unaudited)	2,875,000	$288	$24,712	$(1,600)	$23,400
Net loss	—	—	—	(90)	(90)
Balance as of September 30, 2021 (Unaudited)	2,875,000	$288	$24,712	$(1,690)	$23,310

(1) Includes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to fully exercise their over-allotment on October 26, 2021, the Sponsor shares are no longer subject to forfeiture. (See Note 5)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period
from January 22,
2021 (Inception)
through
September 30,
2021
Cash flows from Operating Activities:
Net loss	$(1,690)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of common stock	440
Changes in current assets and current liabilities:
Prepaid expenses	(3,750)
Due to related party	1,115
Net cash used in operating activities	(3,885)

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	75,000
Payment of deferred offering costs	(39,108)
Net cash provided by financing activities	35,892

Net change in cash	32,007
Cash, beginning of the period	—
Cash, end of the period	$32,007

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$24,560
Deferred offering costs paid by related party	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Blockchain Moon Acquisition Corp. (the "Company") is a newly organized blank check company incorporated in Delaware on January 22, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. ("Business Combination"). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. While the Company may pursue an initial Business Combination target in any business, industry or geographical location, it intends to focus its search on high growth businesses in blockchain technologies in North America, Europe, and Asia.

The Company has selected December 31 as its fiscal year end.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2021 relates to the Company's formation and the IPO described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the "IPO"). It is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and IPO Financing

The Company's Sponsor is Jupiter Sponsor LLC, a Delaware limited liability company (the "Sponsor"). The registration statement for the Company’s IPO was declared effective on October 18, 2021 (the “Effective Date”). On October 21, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the "Units"), which is discussed in Note 3, and the sale of 400,000 units to the Sponsor, (the "Private Units") at a price of $10.00 per Unit in a private placement that closed simultaneously with the IPO. Each Unit consists of one share of common stock, one warrant and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial Business Combination, as described in Note 3. Each warrant entitles the registered holder to purchase one-half (1/2) of a share of common stock at a price of $11.50 per full share, subject to certain adjustments. The Company's management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The underwriters have a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On October 26, 2021 the underwriters fully exercised their over-allotment option, resulting in total gross proceeds to the Company of $15,000,000.

Transaction costs related to the IPO and overallotment amounted to $6,949,697 consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, and $624,697 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering on October 21, 2021, an amount of $100,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units were placed in a trust account (the “Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated articles and memorandum of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

Initial Business Combination

The Company's Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding any deferred underwriter's fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions that the Company will pay to the underwriters.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. As a result, such public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, "Distinguishing Liabilities from Equity."

The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the maximum amount as described in more detail below) to complete its initial Business Combination (the "Combination Period"). If the Company is unable to complete an initial Business Combination within such period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company's rights, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and any public shares they purchase in connection with the completion of the initial Business Combination and (ii) to waive their redemption rights with respect to their founder shares if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to redemption rights with respect to any public shares they hold if the Company fails to complete its Business Combination within the prescribed time frame); and (iii) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Company's Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company's independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company's indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor's only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern and Liquidity

As of September 30, 2021, the Company had $32,007 in cash and a working capital deficit of $90,358 (excluding deferred offering costs). The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

After consummation of the IPO on October 21, 2021, the Company had $1,318,063 in its operating bank account, and working capital of $1,397,215.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 205-40-50, “Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements were issued. The unaudited condensed financial statements don’t include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $250,000 in note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $1.4 million. The Company will have 12 months from the closing of this offering to consummate an initial Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2021, the Company has no borrowings under the Working Capital Loans.

Risks and Uncertainties

On January 30, 2020, the World Health Organization ("WHO") announced a global health emergency because of a new strain of coronavirus (the "COVID-19 pandemic"). The full impact of the COVID-19 pandemic continues to evolve. Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The accompanying unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC").

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended, (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

 Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

 Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $32,007 and no cash equivalents at September 30, 2021.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $6,949,697 as a result of the IPO and over-allotment consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, and $624,697 of other offering costs. The Offering costs were charged to stockholders’ equity upon the completion of the IPO.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriting, and accounting expenses incurred through the balance sheet date that were directly related to the IPO and that are charged to stockholders' equity upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities which qualify as financial instruments other than warrant liability approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value measurements are classified on a three-tier hierarchy as follows:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Warrant Liability

The Company accounts for Private Placement Warrants for shares of the Company's common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Private Placement Warrants. At that time, the portion of the liability related to the Private Placement Warrants will be reclassified to additional paid-in capital.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only "major" tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from January 22, 2021 (inception) through September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common stock Subject to Possible Redemption

All of the 10,000,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. On October 21, 2021, the Company recorded an accretion of $8,702,840, $6,496,435 of which was recorded in additional paid in capital and $2,206,405 was recorded in accumulated deficit.

Note 3 — Initial Public Offering

On October 21, 2021, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, one right ("Public Right") and one redeemable warrant ("Public Warrant"). Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial Business Combination. There will be no redemption rights or liquidating distributions with respect to the Company's rights, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period. Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share.

Following the closing of the IPO on October 21, 2021, $100,000,000 ($10.00 per Unit), consisting of $97,877,497 of the net proceeds from the sale of the Units in the IPO and $2,122,503 of the net proceeds from the sale of the Private Units was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The underwriters have a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On October 26, 2021 the underwriters fully exercised their over-allotment option, purchasing 1,500,000 units, generating additional gross proceeds of $15,000,000.

Note 4 — Private Placement

On October 21, 2021, simultaneously with the closing of the IPO, the Sponsor purchased from the Company 400,000 Private Units, at $10.00 per Private Unit, for a total purchase price of $4,000,000. Each Private Unit is identical to the Public Units, except as provided herein.

The Private Units, underlying private shares of common stock and private rights and private warrants will not be transferable, assignable or salable until 30 days after the consummation of the initial Business Combination except to permitted transferees.

Note 5 - Related Party Transactions

Founder Shares

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 2,875,000 shares of common stock, par value $0.0001 per share (the "Founder Shares"). The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On October 26, 2021 the underwriters fully exercised their over-allotment option, so there is no forfeiture of shares.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company's common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of the initial Business Combination, or earlier in each case if, subsequent to the initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the "Lock-up"). The Founder Shares are held in escrow with Continental Stock Transfer & Trust Company during the period in which they are subject to the transfer restrictions described above.

Promissory Note — Related Party

On May 1, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of the closing of the IPO or on the date the Company determines not to pursue the IPO. As of September 30, 2021, the Company $75,000 borrowed under the promissory note. As of October 21, 2021, the Company had fully repaid the amount borrowed under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. The terms of Working Capital Loans by the Company's officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company's Business Combination or its liquidation, the Company will cease paying these monthly fees.

 Extension Loans

The Company will have 12 months from the closing of the IPO to consummate an initial Business Combination. In addition, if the Company anticipates that it may not be able to consummate an initial Business Combination within 12 months, the insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination), provided that, pursuant to the terms of the Company's amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, the only way to extend the time available for the Company to consummate its initial Business Combination in the absence of a definitive agreement is for the insiders or their affiliates or designees, upon five days' advance notice prior to the applicable deadline, to deposit into the Trust Account $1,000,000, ($0.10 per share in either case, or an aggregate of $2,000,000), on or prior to the date of the applicable deadline. In the event that they elected to extend the time to complete a Business Combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note (the "Extension Loans") equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the initial Business Combination, or, at the relevant insider's discretion, redeemed upon consummation of the Company’s initial Business Combination into additional Private Units at a price of $10.00 per unit.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Units, Unit Purchase Option (the “UPO”), and units that may be issued on conversion of Working Capital Loans or Extension Loans (and any securities underlying the Private Units, the UPO, or units issued upon conversion of the Working Capital Loans or Extension Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after redemption to the Company's common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the Company's completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Furthermore, notwithstanding the foregoing, pursuant to FINRA Rule 5110, Chardan Capital Markets, LLC (the representative of the underwriters) may not exercise its demand and "piggyback" registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Underwriters Agreement

The underwriters have a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments at $10.00 per unit, if any. On October 26, 2021 the underwriters exercised the over-allotment option in full, resulting in total gross proceeds to the Company of $15,000,000, and incurred $300,000 of underwriting commissions, and $525,000 of deferred underwriting commissions.

The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Proposed Public Offering, or $2,000,000 (or up to $2,300,000 if the underwriters’ over-allotment is exercised in full). On October 21, 2021, the Company paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $2,000,000.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $3,500,000 in the aggregate, upon the completion of the Company's initial Business Combination subject to the terms of the underwriting agreement.

Unit Purchase Option

On October 21, 2021, the Company sold to the Representative and/or its designees, for $100, an option to purchase up to a total of 550,000 units, at $11.50 per unit, commencing on the later of the consummation of a Business Combination and six months from the date of the IPO (the "UPO"). The purchase option may be exercised for cash or on a cashless basis, at the holder's option, and expires five years from commencement of sales of the IPO. The Company intends to account for the UPO, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of the unit purchase option is approximately $682,000 (or $1.24 per Unit) using the Monte Carlo simulation. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 14%, (2) risk-free interest rate of 0.79% and (3) fair value per common stock of $9.17. The option and the 550,000 units, as well as the 550,000 shares of common stock, 550,000 warrants to purchase 275,000 shares of common stock for $11.50 per whole share and the rights to purchase 55,000 shares of common stock that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in this offering pursuant to FINRA Rule 5110(e)(1), during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities, except as permitted under FINRA Rule 5110(e)(2). The option grants to holders one demand and unlimited "piggy-back" rights for periods of five and seven years, respectively, from the commencement of sales of the IPO with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, if any, which would be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including the Company's recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Note 7 - Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock  - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. At February 3, 2021, the Company issued 2,875,000 shares of common stock to its initial stockholder for $25,000, or approximately $0.009 per share. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. As of September 30, 2021, there were 2,875,000 shares of common stock issued or outstanding. On October 26, 2021 the underwriters fully exercised their over-allotment option, so there is no forfeiture of shares.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The stockholders have no redemption, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that public stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock redeemed to cash equal to their pro rata share of the Trust Account if they vote on the proposed Business Combination and the Business Combination is completed. If the Company holds a stockholder vote to amend any provisions of its certificate of incorporation relating to stockholder's rights or pre-Business Combination activity (including the substance or timing within which the Company has to complete a Business Combination), it will provide its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. In either of such events, redeeming stockholders would be paid their pro rata portion of the Trust Account promptly following consummation of the Business Combination or the approval of the amendment to the certificate of incorporation. If the Business Combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts

 Rights -  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company's Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional common stock upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holders of the rights must hold rights in multiples of ten in order to receive shares for all of the holders' rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company's assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Public and Private Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) one year from the closing of the IPO. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration the Securities Act.

No Public Warrants will be exercisable and the Company will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the shares of common stock issuable upon exercise of the warrants is current and the shares of common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot guarantee that it will be able to do so and, if the Company does not maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the shares of common stock issuable upon the exercise of the warrants is not current or if the shares of common stock are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a "cashless basis." In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The fair market value shall mean the volume weighted average trading price of the Company’s common stock for the 20 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a "cashless basis"

will depend on a variety of factors, including the price of the Company's shares of common stock at the time the warrants are called for redemption, the Company's cash needs at such time and concerns regarding dilutive share issuances.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share (with such issue price or effective issue price to be determined in good faith by the board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination, and (z) the volume weighted average trading price of the Company's shares of common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the "Market Price") is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Price.

The Private Units and their component securities will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Except as described above, the Private Units are identical to the Units being offered in the IPO. The warrants underlying the Private Units (the "Private Warrants") will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants' specific terms and applicable authoritative guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders' equity.

Certain adjustments to the settlement amount of the Private warrants are based on a variable that is not an input to the fair value of an option as defined under ASC 815 - 40, and thus the warrants are not considered indexed to the Company's own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company has classified each Private Warrant as a liability at its fair value, with subsequent changes in their respective fair values recognized in the statement of operations and comprehensive income (loss) at each reporting date.

The Company expects to account for the Public Warrants as equity based on its initial evaluation that the Public Warrants are indexed to the Company's own stock. The Public Warrants will be recorded at the amount of allocated proceeds and will not be remeasured every reporting period.

Note 8 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the unaudited condensed financial statements are issued or are available to be issued. These events and transactions either provide additional evidence about conditions that existed at the date of the unaudited condensed financial statements, including the estimates inherent in the process of preparing the unaudited condensed financial statements (that is, recognized subsequent events), or provide evidence about conditions that did not exist at the date of the unaudited condensed financial statements but arose after that date (that is, non-recognized subsequent events). Except the description below, there are no other subsequent events.

On October 21, 2021, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Simultaneously with the closing of the IPO, the Sponsor purchased from the Company 400,000 Private Units, at $10.00 per Private Unit, for a total purchase price of $4,000,000, generating total proceeds of $104,000,000. Transaction costs amounted to $6,124,697 consisting of $2,000,000 of underwriting commissions, $3,500,000 of deferred underwriting commissions, and $624,697 of other offering costs.

On October 26, 2021 the underwriters fully exercised their over-allotment option, purchasing 1,500,000 units, generating additional gross proceeds of $15,000,000. The Company incurred $300,000 of underwriting commissions, and recorded $525,000 of deferred underwriting commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Blockchain Moon Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a newly organized blank check company incorporated in Delaware on January 22, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. While we may pursue an initial business combination target in any business, industry or geographical location, we intend to focus our search on high growth businesses in blockchain technologies in North America, Europe, and Asia.

On October 21, 2021, we consummated the initial public offering of 10,000,000 units at $10.00 per unit, and the sale of 400,000 units to our sponsor, at a price of $10.00 per unit in a private placement that closed simultaneously with the initial public offering. Each Unit consists of one share of common stock, one warrant and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. Each warrant entitles the registered holder to purchase one-half (1/2) of a share of common stock at a price of $11.50 per full share, subject to certain adjustments. Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private units, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination. The underwriters have a 45-day option from the date of initial public offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On October 26, 2021 the underwriters fully exercised their over-allotment option.

Upon the closing of the initial public offering and the private placement, $100,000,000 has been placed in a trust account.

We will have only 12 months from the closing of the initial public offering (or up to 18 months from the closing of the initial public offering if we extend the period of time to consummate a Business Combination by the maximum amount) to complete its initial business combination (the "Combination Period"). If we are unable to complete an initial business combination within such period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete its initial business combination within the Combination Period.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of $90, which consisted of formation and operating costs of $90.

For the period from January 22, 2021 through September 30, 2021, we had net loss of $1,690, which consisted of formation and operating costs of $1,690.

Going Concern and Liquidity

As of September 30, 2021, we had $32,007 in cash and a working capital deficit of $90,358 (excluding deferred offering costs). We have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans.

After consummation of the initial public offering on October 21, 2021, we had $1,318,063 in its operating bank account, and working capital of $1,397,215.

If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements were issued. The unaudited condensed financial statements don’t include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Prior to the consummation of the initial public offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to our sponsor, and a $250,000 in note payable to the Sponsor. Subsequent to the consummation of the initial public offering, we received the net proceeds not held in the Trust Account of approximately $1.4 million.

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the private placement units. As of September 30, 2021, we have no borrowings under the Working Capital Loans.

Critical Accounting Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06") to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Units, Unit Purchase Option (the “UPO”), and units that may be issued on conversion of Working Capital Loans or Extension Loans (and any securities underlying the Private Units, the UPO, or units issued upon conversion of the Working Capital Loans or Extension Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the initial public offering requiring us to register such securities for resale (in the case of the Founder Shares, only after redemption to the Company's common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to our completion of its initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Furthermore, notwithstanding the foregoing, pursuant to FINRA Rule 5110, Chardan Capital Markets, LLC (the representative of the underwriters) may not exercise its demand and "piggyback" registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Underwriters Agreement

The underwriters have a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On October 26, 2021 the underwriters exercised the over-allotment option in full, resulting in total gross proceeds to the Company of $15,000,000.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $3,500,000 in the aggregate, upon the completion of our initial business combination subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as discussed in the following paragraph.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on October 19, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Jupiter Sponsor, LLC (the “Sponsor”) of 400,000 units (the “Private Units”), generating total proceeds of $4,000,000.

The Private Units are identical to the Units sold in the IPO, except that the warrants underlying the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the sponsor or its permitted transferees. Additionally, the Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Subsequently, on October 26, 2021, the underwriters exercised the over-allotment option in full to purchase an additional 1,500,000 Units (the “Over-Allotment Option Units”) at a price of $10.00 per unit, resulting in total gross proceeds to the Company of $15,000,000. On October 26, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 30,000 Private Units, generating gross proceeds to the Company of $300,000.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

None.

Item 5. Other information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN MOON ACQUISITION CORP.

	By:	/s/ Enzo A. Villani
Enzo A. Villani
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Wes Levitt
Wes Levitt
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 3, 2021