Form 10-Q
period 2022-03-31
Blockchain Moon Acquisition Corp.
filed 2022-05-16
CIK 1867757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

(424) 262-6097
(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, 14,805,000 shares of common stock, $0.0001 par value, were issued and outstanding.

BLOCKCHAIN MOON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1

Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021		1

Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the Period from January 22, 2021 (Inception) through March 31, 2021		2

Unaudited Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholder’s (Deficit) Equity for the three months ended March 31, 2022 and for the Period from January 22, 2021 (Inception) through March 31, 2021		3

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the Period from January 22, 2021 (Inception) through March 31, 2021		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Part III. Signatures		28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$565,366	$831,693
Due from Related Party	7,777	37,778
Prepaid expenses	333,941	405,319
Total current assets	907,084	1,274,790

Investments held in Trust account	115,035,066	115,010,229
Total Assets	$115,942,150	$116,285,019

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit
Current liabilities:
Accrued expenses	$379,914	$131,381
Accrued offering costs	—	75,000
Total current liabilities	379,914	206,381

Warrant liability	95,940	175,861
Deferred underwriters' discount	4,025,000	4,025,000
Total Liabilities	4,500,854	4,407,242

Commitments and Contingencies
Common stock subject to possible redemption $0.0001 par value; 11,500,000 shares at $10.00 per share redemption value	115,035,066	115,010,229

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,305,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	331	331
Additional paid-in capital	—	—
Accumulated deficit	(3,594,101)	(3,132,783)
Total Stockholders' deficit	(3,593,770)	(3,132,452)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$115,942,150	$116,285,019

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		January 22,
		2021
	For the Three	(Inception)
	Months Ended	Through
	March 31,	March 31,
	2022	2021
Formation and operating costs	$541,239	$623
Loss from Operations	(541,239)	(623)

Other income
Interest and gain on fair value changes of marketable securities (net), held in Trust Account	24,837	—
Change in fair value of warrant liability	79,921	—
Total other income	104,758	—

Net loss	$(436,481)	$(623)

Basic and diluted weighted average shares outstanding, Common Stock, subject to possible redemption	11,500,000	—
Basic and diluted net loss per share, Common Stock, subject to possible redemption	$(0.03)	$—
Basic and diluted weighted average shares outstanding, Common Stock	3,305,000	2,875,000
Basic and diluted net loss per share, Common Stock	$(0.03)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	11,500,000	$115,010,229	3,305,000	$331	$—	$(3,132,783)	$(3,132,452)
Remeasurement of Common Stock to redemption value	—	24,837	—	—	—	(24,837)	(24,837)
Net loss	—	—	—	—	—	(436,481)	(436,481)
Balance as of March 31, 2022	11,500,000	$115,035,066	3,305,000	$331	$—	$(3,594,101)	$(3,593,770)

FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Common stock issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(623)	(623)
Balance as of March 31, 2021	—	$—	2,875,000	$288	$24,712	$(623)	$24,377

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January 22,
	For the Three	2021 (Inception)
	Months Ended	Through
	March 31,	March 31,
	2022	2021
Cash flows used in Operating Activities:
Net loss	$(436,481)	$(623)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by the Sponsor	—	440
Interest and gain on fair value changes of marketable securities (net), held in Trust Account	(24,837)	—
Change in fair value of warrant liability	(79,921)	—
Changes in current assets and current liabilities:
Prepaid expenses	71,378	—
Due from related party	30,001	—
Accrued expenses	248,533	—
Due to related party	—	183
Net cash used in operating activities	(191,327)	—

Cash flows used in Financing Activities:
Payment of offering costs	(75,000)	—
Net cash used in financing activities	(75,000)	—

Net change in cash	(266,327)	—
Cash, beginning of the period	831,693	—
Cash, end of the period	$565,366	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$—	$24,560
Deferred offering costs paid by related party	$—	$50,000
Accretion of Common Stock to redemption value	$24,837	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Blockchain Moon Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on January 22, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. While the Company may pursue an initial Business Combination target in any business, industry or geographical location, it intends to focus its search on high growth businesses in blockchain technologies in North America, Europe, and Asia.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the IPO described below and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). It is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and IPO Financing

The Company’s Sponsor is Jupiter Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on October 18, 2021 (the “Effective Date”). On October 21, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), for a gross proceeds of $100,000,000, which is discussed in Note 3, and the sale of 400,000 units to the Sponsor, (the “Private Units”) at a price of $10.00 per Unit, for a gross proceeds of $4,000,000, in a private placement that closed simultaneously with the IPO. Each Unit consists of one share of common stock, one warrant and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial Business Combination, as described in Note 3. Each warrant entitles the registered holder to purchase one-half (1/2) of a share of common stock at a price of $11.50 per full share, subject to certain adjustments. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The underwriters had a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On October 26, 2021 the underwriters fully exercised their over-allotment option, resulting in total gross proceeds to the Company of $15,000,000.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Trust Account

Following the closing of the Initial Public Offering on October 21, 2021 and the full exercise of the over-allotment option by the underwriters on October 26, 2021, an amount of $115,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering, sale of the Units in the over-allotment option and the sale of the Private Units were placed in a trust account (the “Trust Account”) and were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated articles and memorandum of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

Initial Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding any deferred underwriter’s fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its taxes. As a result, such public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the maximum amount as described in more detail below) to complete its initial Business Combination (the “Combination Period”). If the Company is unable to complete an initial Business Combination within such period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern and Liquidity

As of March 31, 2022, the Company had $565,366 in cash and a working capital of $527,170. Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $250,000 note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $0.7 million.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022, the Company has no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”, the Company has until October 21, 2022 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 21, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by October 21, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The accompanying financial statements does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 13, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $565,366 and $831,693 and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At March 31, 2022, the Company’s investments held in the Trust Account is comprised of $896 in cash and $115,034,170 in U.S. government securities. At December 31, 2021, the Company’s investments held in the Trust Account is comprised of $907 in cash and $115,009,322 in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using available market information (see Note 7).

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Warrant Liability

The Company accounts for Private Placement Warrants for shares of the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Private Placement Warrants. At that time, the portion of the liability related to the Private Placement Warrants will be reclassified to additional paid-in capital.

Class A Common Stock Subject to Possible Redemption

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. On December 31, 2021, the Company recorded an accretion of $9,797,936, $6,994,633 of which was recorded in additional paid in capital and $2,803,303 was recorded in accumulated deficit. For the three months ended March 31, 2022, the Company recorded an accretion of $24,837, of which was recorded in accumulated deficit.

As of March 31, 2022, and December 31, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less: Proceeds allocated to Public Warrants	(2,965,634)
Less: Common stock issuance costs	(6,822,073)
Add: Remeasurement of common stock to redemption value	9,797,936
Common stock subject to possible redemption, as of December 31, 2021	$115,010,229
Add: Remeasurement of common stock to redemption value	24,837
Common stock subject to possible redemption, as of March 31, 2022	$115,035,066

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income (Loss) per Common Share

The Company has two classes of shares, which are referred to as the redeemable common stock and the non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average common stock outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to non-redeemable common stock. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per common stock is the same as basic loss per common stock for the period presented. In addition, the Company has not considered the effect of the unit purchase option sold to the underwriter and/or its designees, in the calculation of diluted loss per share, since the exercise of the unit purchase option is contingent upon the occurrence of future events.

With respect to the accretion of common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the stockholder in the calculation of the net income (loss) per common stock.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

		For the Period
	For the Three	from January 22,
	Months Ended	2021 (Inception)
	March 31,	Through March 31,
	2022	2021
Net loss	$(436,481)	$(623)
Accretion of temporary equity to redemption value	(24,837)	—
Net loss including accretion of temporary equity to redemption value	$(461,318)	$(623)

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

			For the Period from January 22, 2021
	For the Three Months Ended March 31,		(Inception) Through March 31,
	2022		2021
	Redeemable	Non Redeemable	Redeemable	Non Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(358,335)	$(102,983)	$—	$(623)
Deemed dividend for accretion of temporary equity to redemption value	24,837	—	—	—
Allocation of net loss	$(333,498)	$(102,983)	$—	$(623)
Denominator:
Weighted-average shares outstanding	11,500,000	3,305,000	—	2,875,000
Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$—	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments other than warrant liability approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value measurements are classified on a three-tier hierarchy as follows:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has determined not to early adopt. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

On October 21, 2021, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $100.0 million. Each Unit consists of one share of common stock, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial Business Combination. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period. Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share. The Company deposited net proceeds of $98.0 million into the Trust Account.

The underwriters had a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units (“Over-Allotment Option Units”) to cover over-allotments, if any. On October 26, 2021 the underwriters fully exercised their over-allotment option, purchasing 1,500,000 units, generating additional gross proceeds of $15,000,000. The Company deposited net proceeds of $14,700,000 into the Trust Account.

NOTE 4. PRIVATE PLACEMENT

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 2,875,000 shares of common stock, par value $0.0001 per share (the “Founder Shares”). The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On October 26, 2021, the underwriters fully exercised their over-allotment option, so there is no forfeiture of shares.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of the initial Business Combination, or earlier in each case if, subsequent to the initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”). The Founder Shares are held in escrow with Continental Stock Transfer & Trust Company during the period in which they are subject to the transfer restrictions described above.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and settled $30,000 for these services. For the period from January 22, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On May 1, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of the closing of the IPO or on the date the Company determines not to pursue the IPO. The Company drew down $75,000 under the Note prior to the IPO and these amount was repaid in full at closing of the IPO. As of March 31, 2022 and December 31, 2021, the is no balance outstanding under the promissory note.

Due from Related Party

As of March 31, 2022 and December 31, 2021, the amount due from related party was $7,777 and $37,778 which was the over-repayment to the Sponsor, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Extension Loans

The Company will have 12 months from the closing of the IPO to consummate an initial Business Combination. In addition, if the Company anticipates that it may not be able to consummate an initial Business Combination within 12 months, the insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a Business Combination two times by an additional three months each time (for a total of up to 18 months to complete a Business Combination), provided that, pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, the only way to extend the time available for the Company to consummate its initial Business Combination in the absence of a definitive agreement is for the insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, to deposit into the Trust Account $1,150,000, ($0.10 per share in either case, or an aggregate of $2,300,000), on or prior to the date of the applicable deadline. In the event that they elected to extend the time to complete a Business Combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note (the “Extension Loans”) equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the initial Business Combination, or, at the relevant insider’s discretion, redeemed upon consummation of the Company’s initial Business Combination into additional Private Units at a price of $10.00 per unit.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Units, Unit Purchase Option (the “UPO”), and units that may be issued on conversion of Working Capital Loans or Extension Loans (and any securities underlying the Private Units, the UPO, or units issued upon conversion of the Working Capital Loans or Extension Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after redemption to the Company’s common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Furthermore, notwithstanding the foregoing, pursuant to FINRA Rule 5110, Chardan Capital Markets, LLC (the representative of the underwriters) may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement and may not exercise its demand rights on more than one occasion.

Underwriting Agreement

The underwriters had a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments at $10.00 per unit, if any. On October 26, 2021 the underwriters exercised the over-allotment option in full, resulting in total gross proceeds to the Company of $15,000,000, and incurred $300,000 of underwriting commissions, and $525,000 of deferred underwriting commissions.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Proposed Public Offering, or $2,000,000 (or up to $2,300,000 if the underwriters’ over-allotment is exercised in full). On October 21, 2021 and October 26, 2021, the Company paid a cash underwriting commissions of $2,300,000 and recorded it as offering costs.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $4,025,000 in the aggregate, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement, which were accounted as deferred underwriters’ discount.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Unit Purchase Option

On October 21, 2021, the Company sold to the underwriters and/or its designees, for $100, an option to purchase up to a total of 550,000 units, at $11.50 per unit (the “UPO”). The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from commencement of sales of the IPO. The Company accounted for the UPO, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. As of October 21, 2021, the Company estimated the fair value of the unit purchase option is approximately $682,000 (or $1.24 per Unit) using the Monte Carlo simulation. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 14%, (2) risk-free interest rate of 1.23% and (3) fair value per common stock of $9.17. The option and the 550,000 units, as well as the 550,000 shares of common stock, 550,000 warrants to purchase 275,000 shares of common stock for $11.50 per whole share and the rights to purchase 55,000 shares of common stock that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in our IPO pursuant to FINRA Rule 5110(e)(1), during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities, except as permitted under FINRA Rule 5110(e)(2). The option grants to holders one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the IPO with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, if any, which would be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets
Cash and marketable Securities held in Trust Account—US Treasuries	1	$115,035,066	$115,010,229
Liabilities:
Warrant liability – Private Placement Warrants	3	$—	$175,861
Warrant liability – Private Placement Warrants	2	$95,940	$—

The Private Placement Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The fair value of the  Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The key inputs into the Monte Carlo simulation model were as follows at initial measurement:

December 31,
2021
Risk-free interest rate	1.35%
Expected term	5.98 years
Expected volatility of underlying stock	13.4%
Dividends	0%
Probability of Business Combination	85%

The following table presents the change in the fair value of Level 3 warrant liabilities:

Private
Placement
Warrants
Fair value as of January 1, 2022	$175,861
Change in valuation inputs or other assumptions	(79,921)
Transfer of private warrants to Level 2 measurement	(95,940)
Fair value as of March 31, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended March 31, 2022 was $95,940.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. At February 3, 2021, the Company issued 2,875,000 shares of common stock to its initial stockholder for $25,000, or approximately $0.009 per share. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On October 21, 2021, simultaneously with the closing of the IPO, the Sponsor purchased from the Company 400,000 Private Units, at $10.00 per Private Unit. On October 26, 2021, simultaneously with the full exercise of the over-allotment, the Sponsor purchased from the Company 30,000 Private Units, at $10.00 per Private Unit. As of March 31 2022 and December 31, 2021, there were 3,305,000 shares of common stock issued or outstanding. On October 26, 2021 the underwriters fully exercised their over-allotment option, so there is no forfeiture of shares.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The stockholders have no redemption, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that public stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock redeemed to cash equal to their pro rata share of the Trust Account if they vote on the proposed Business Combination and the Business Combination is completed. If the Company holds a stockholder vote to amend any provisions of its certificate of incorporation relating to stockholder’s rights or pre-Business Combination activity (including the substance or timing within which the Company has to complete a Business Combination), it will provide its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. In either of such events, redeeming stockholders would be paid their pro rata portion of the Trust Account promptly following consummation of the Business Combination or the approval of the amendment to the certificate of incorporation. If the Business Combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional common stock upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holders of the rights must hold rights in multiples of ten in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days ‘ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The fair market value shall mean the volume weighted average trading price of the Company’s common stock for the 20 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors, including the price of the Company’s shares of common stock at the time the warrants are called for redemption, the Company’s cash needs at such time and concerns regarding dilutive share issuances.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share (with such issue price or effective issue price to be determined in good faith by the board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination, and (z) the volume weighted average trading price of the Company’s shares of common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Price.

The Private Units and their component securities will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions. Except as described above, the Private Units are identical to the Units being offered in the IPO. The warrants underlying the Private Units (the “Private Warrants”) will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Certain adjustments to the settlement amount of the Private warrants are based on a variable that is not an input to the fair value of an option as defined under ASC 815 - 40, and thus the warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company has classified each Private Warrant as a liability at its fair value, with subsequent changes in their respective fair values recognized in the statement of operations and comprehensive income (loss) at each reporting date.

The Company expects to account for the Public Warrants as equity based on its initial evaluation that the Public Warrants are indexed to the Company’s own stock. The Public Warrants will be recorded at the amount of allocated proceeds and will not be remeasured every reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Blockchain Moon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jupiter Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We will have only 12 months from the closing of our initial public offering (or up to 18 months from the closing of the initial public offering if we extend the period of time to consummate a business combination by the maximum amount) to complete our initial business combination (the “Combination Period”). If we are unable to complete an initial business combination within such period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our initial public offering and searching for a business combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of $436,481, which consists of operating costs of $541,239, offset by interest income on marketable securities held in the Trust Account of $24,837 and change in fair value of warrant liabilities of $79,921.

For the period from January 22, 2021 through March 31, 2021, we had net loss of $623, which consisted of formation and operating costs.

Going Concern and Liquidity

As of March 31, 2022, we had $565,366 in cash and a working capital of $527,170. Prior to the consummation of our initial public offering, our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares to our sponsor, and a $250,000 in note payable to our sponsor. Subsequent to the consummation of the initial public offering, we received the net proceeds not held in the Trust Account of approximately $0.7 million.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the private placement units. As of March 31, 2022, we have no borrowings under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern, we have until October 21, 2022 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed business combination. It is uncertain that we will be able to consummate the proposed business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 21, 2022. We intend to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by October 21, 2022.

Registration Rights

The holders of the Founder Shares, Private Units, Unit Purchase Option (the “UPO”), and units that may be issued on conversion of Working Capital Loans or Extension Loans (and any securities underlying the Private Units, the UPO, or units issued upon conversion of the Working Capital Loans or Extension Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the initial public offering requiring us to register such securities for resale (in the case of the Founder Shares, only after redemption to the Company’s common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of its initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Furthermore, notwithstanding the foregoing, pursuant to FINRA Rule 5110, Chardan Capital Markets, LLC (the representative of the underwriters) may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Underwriters Agreement

The underwriters had a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments at $10.00 per unit, if any. On October 26, 2021 the underwriters exercised the over-allotment option in full, resulting in total gross proceeds to the Company of $15,000,000, and incurred $300,000 of underwriting commissions, and $525,000 of deferred underwriting commissions.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the Proposed Public Offering, or $2,000,000 (or up to $2,300,000 if the underwriters’ over-allotment is exercised in full). On October 21, 2021 and October 26, 2021, the Company paid a cash underwriting commissions of $2,300,000 and recorded it as offering costs.

The underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $4,025,000 in the aggregate, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement, which were accounted as deferred underwriters’ discount.

Critical Accounting Policies

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B common stock is calculated by dividing the net income, less income attributable to

Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in markets around the world.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not sold any unregistered securities during the quarter ended March 31, 2022. There were no other prior unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Field herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN MOON ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Enzo A. Villani
	Name:	Enzo A. Villani
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Wes Levitt
	Name:	Wes Levitt
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)