Form 10-Q
period 2022-06-30
Blockchain Moon Acquisition Corp.
filed 2022-08-15
CIK 1867757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, 14,805,000 shares of common stock, $0.0001 par value, were issued and outstanding.

BLOCKCHAIN MOON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021		1

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the Period from January 22, 2021 (Inception) through June 30, 2021		2

Unaudited Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholder’s (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the Period from January 22, 2021 (Inception) through June 30, 2021		3

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the Period from January 22, 2021 (Inception) through June 30, 2021		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Part III. Signatures		27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash	$354,114	$831,693
Due from Related Party	—	37,778
Prepaid expenses	305,842	405,319
Total current assets	659,956	1,274,790

Investments held in Trust account	115,211,297	115,010,229
Total Assets	$115,871,253	$116,285,019

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit
Current liabilities:
Accrued expenses	$544,240	$131,381
Accrued offering costs	—	75,000
Income taxes payable	16,472	—
Due to Related Party	22,222	—
Total current liabilities	582,934	206,381

Warrant liability	52,419	175,861
Deferred underwriters' discount	4,025,000	4,025,000
Total Liabilities	4,660,353	4,407,242

Commitments and Contingencies
Common stock subject to possible redemption $0.0001 par value; 11,500,000 shares at $10.00 per share at redemption value	115,211,297	115,010,229

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,305,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	331	331
Additional paid-in capital	—	—
Accumulated deficit	(4,000,728)	(3,132,783)
Total Stockholders' deficit	(4,000,397)	(3,132,452)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$115,871,253	$116,285,019

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				January 22,
				2021
			For the Six	(Inception)
	For the Three Months Ended		Months Ended	Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Formation and operating costs	$433,676	$977	$974,915	$1,600
Loss from Operations	(433,676)	(977)	(974,915)	(1,600)

Other income
Interest and gain on fair value changes of marketable securities, held in Trust Account	176,231	—	201,068	—
Change in fair value of warrant liability	43,521	—	123,442	—
Total other income	219,752	—	324,510	—

Loss before benefit from (provision for) income taxes	(213,924)	(977)	(650,405)	(1,600)
Benefit from (provision for) income taxes	(16,472)	—	(16,472)	—
Net loss	$(230,396)	$(977)	$(666,877)	$(1,600)

Basic and diluted weighted average shares outstanding, Common Stock, subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net loss per share, Common Stock, subject to possible redemption	$(0.01)	$—	$(0.04)	$—
Basic and diluted weighted average shares outstanding, Common Stock	3,305,000	2,500,000	3,305,000	2,500,000
Basic and diluted net loss per share, Common Stock	$(0.03)	$(0.00)	$(0.06)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	11,500,000	$115,010,229	3,305,000	$331	$—	$(3,132,783)	$(3,132,452)
Remeasurement of Common Stock to redemption value	—	24,837	—	—	—	(24,837)	(24,837)
Net loss	—	—	—	—	—	(436,481)	(436,481)
Balance as of March 31, 2022	11,500,000	$115,035,066	3,305,000	$331	$—	$(3,594,101)	$(3,593,770)
Remeasurement of Common Stock to redemption value	—	176,231	—	—	—	(176,231)	(176,231)
Net loss	—	—	—	—	—	(230,396)	(230,396)
Balance as of June 30, 2022	11,500,000	$115,211,297	3,305,000	$331	$—	$(4,000,728)	$(4,000,397)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Common stock issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(623)	(623)
Balance as of March 31, 2021	—	$—	2,875,000	$288	$24,712	$(623)	$24,377
Net loss	—	—	—	—	—	(977)	(977)
Balance as of June 30, 2021	—	$—	2,875,000	$288	$24,712	$(1,600)	$23,400

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January 22,
	For the Six	2021 (Inception)
	Months Ended	Through
	June 30,	June 30,
	2022	2021
Cash flows used in Operating Activities:
Net loss	$(666,877)	$(1,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by the Sponsor	—	440
Interest and gain on fair value changes of marketable securities (net), held in Trust Account	(201,068)	—
Change in fair value of warrant liability	(123,442)	—
Changes in current assets and current liabilities:
Prepaid expenses	99,477	(3,750)
Due from related party	37,778	—
Due to related party	22,222	—
Accrued expenses	412,859	—
Income taxes payable	16,472	—
Due to related party	—	1,115
Net cash used in operating activities	(402,579)	(3,795)

Cash flows used in Investing Activities:
Purchases of investments held in Trust Account	(230,052,000)	—
Proceeds from maturities of investments held in Trust account	230,052,000	—
Net cash used in investing activities	—	—

Cash flows (used in) from Financing Activities:
Proceeds from issuance of promissory note to related party	—	75,000
Payment of offering costs	(75,000)	—
Net cash (used in) from financing activities	(75,000)	75,000

Net change in cash	(477,579)	71,205
Cash, beginning of the period	831,693	—
Cash, end of the period	$354,114	$71,205

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$—	$24,560
Deferred offering costs paid by related party	$—	$50,000
Deferred offering costs included in accrued offering costs and expenses	$—	$4,050
Accretion of Common Stock to redemption value	$201,068	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Blockchain Moon Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 22, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. While the Company may pursue an initial Business Combination target in any business, industry or geographical location, it intends to focus its search on high growth businesses in blockchain technologies in North America, Europe, and Asia.

The Company has selected December 31 as its fiscal year end.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the IPO described below and searching for a Business Combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (the “IPO”). It is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Sponsor and IPO Financing

The Company’s Sponsor is Jupiter Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on October 18, 2021 (the “Effective Date”). On October 21, 2021, the Company consummated its IPO of 10,000,000 units at $10.00 per unit (the “Units”), for gross proceeds of $100,000,000, which is discussed in Note 3, and the sale of 400,000 units to the Sponsor, (the “Private Units”) at a price of $10.00 per Unit, for a gross proceeds of $4,000,000, in a private placement that closed simultaneously with the IPO. Each Unit consists of one share of common stock, one warrant and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial Business Combination, as described in Note 3. Each warrant entitles the registered holder to purchase one-half (1/2) of a share of common stock at a price of $11.50 per full share, subject to certain adjustments. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The underwriters had a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On October 26, 2021 the underwriters fully exercised their over-allotment option, resulting in total gross proceeds to the Company of $15,000,000.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Going Concern and Liquidity

As of June 30, 2022, the Company had $354,114 in cash and working capital of $77,022. Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $250,000 note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $1.4 million.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022, the Company has no borrowings under the Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 13, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $354,114 and $831,693 and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At June 30, 2022, the Company’s investments held in the Trust Account is comprised of $300 in cash and $115,210,997 in U.S. government securities. At December 31, 2021, the Company’s investments held in the Trust Account is comprised of $907 in cash and $115,009,322 in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using available market information (see Note 7).

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. On December 31, 2021, the Company accreted $9,797,936, of which $6,994,633 was recorded against additional paid in capital and the remaining $2,803,303 was recorded against accumulated deficit. For the three and six months ended June 30, 2022, the Company accreted $176,231 and $201,068, respectively,of which both were recorded against accumulated deficit.

As of June 30, 2022, and December 31, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less: Proceeds allocated to Public Warrants	(2,965,634)
Less: Common stock issuance costs	(6,822,073)
Add: Remeasurement of common stock to redemption value	9,797,936
Common stock subject to possible redemption, as of December 31, 2021	$115,010,229
Add: Remeasurement of common stock to redemption value	24,837
Common stock subject to possible redemption, as of March 31, 2022	$115,035,066
Add: Remeasurement of common stock to redemption value	176,231
Common stock subject to possible redemption, as of June 30, 2022	$115,211,297

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 7.15% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 2.47% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2022	2021
Net loss	$(230,396)	$(977)
Accretion of temporary equity to redemption value	(176,231)	—
Net loss including accretion of temporary equity to redemption value	$(406,627)	$(977)

		For the Period
	For the Six	from January 22,
	Months Ended	2021 (Inception)
	June 30,	Through June 30,
	2022	2021
Net loss	$(666,877)	$(1,600)
Accretion of temporary equity to redemption value	(201,068)	—
Net loss including accretion of temporary equity to redemption value	$(867,945)	$(1,600)

	For the Three Months Ended June 30,
	2022		2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(315,853)	$(90,774)	$—	$(977)
Deemed dividend for accretion of temporary equity to redemption value	176,231	—	—	—
Allocation of net loss	$(139,622)	$(90,774)	$—	$(977)
Denominator:
Weighted-average shares outstanding	11,500,000	3,305,000	—	2,500,000
Basic and diluted net loss per common stock	$(0.01)	$(0.03)	$—	$(0.00)

			For the Period from January 22, 2021
	For the Six Months Ended June 30,		(Inception) Through June 30,
	2022		2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(674,189)	$(193,756)	$—	$(1,600)
Deemed dividend for accretion of temporary equity to redemption value	201,068	—	—	—
Allocation of net loss	$(473,121)	$(193,756)	$—	$(1,600)
Denominator:
Weighted-average shares outstanding	11,500,000	3,305,000	—	2,500,000
Basic and diluted net loss per common stock	$(0.04)	$(0.06)	$—	$(0.00)

In connection with the underwriters’ full exercise of their over-allotment option on October 26, 2021, 375,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and settled $30,000 and $60,000 for these services. For the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On May 1, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing,

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

unsecured and due at the earlier of the closing of the IPO or on the date the Company determines not to pursue the IPO. The Company drew down $75,000 under the Note prior to the IPO and this amount was repaid in full at closing of the IPO. As of June 30, 2022 and December 31, 2021, the is no balance outstanding under the promissory note.

Due from/to Related Party

As of June 30, 2022 and December 31, 2021, the amount due to related party was $22,222 and due from related party was $37,778 which was the over-repayment to the Sponsor, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets
Cash and marketable Securities held in Trust Account—US Treasuries	1	$115,211,297	$115,010,229
Liabilities:
Warrant liability – Private Placement Warrants	3	$—	$175,861
Warrant liability – Private Placement Warrants	2	$52,419	$—

The Private Placement Warrants were accounted for as liabilities in accordance with ASC Topic 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The fair value of the Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Placement Warrants at December 31, 2021:

December 31,
2021
Risk-free interest rate	1.35%
Expected term	5.98 years
Expected volatility of underlying stock	13.4%
Dividends	0%
Probability of Business Combination	85%

The following table presents the change in the fair value of Level 3 warrant liabilities:

Private
Placement
Warrants
Fair value as of January 1, 2022	$175,861
Change in fair value	(79,921)
Transfer of private warrants to Level 2 measurement	(95,940)
Fair value as of March 31, 2022	$—
Change in fair value	—
Fair value as of June 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $0 and $95,940, respectively.

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. At February 3, 2021, the Company issued 2,875,000 shares of common stock to its initial stockholder for $25,000, or approximately $0.009 per share. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On October 21, 2021, simultaneously with the closing of the IPO, the Sponsor purchased from the Company 400,000 Private Units, at $10.00 per Private Unit. On October 26, 2021, simultaneously with the full exercise of the over-allotment, the Sponsor purchased from the Company 30,000 Private Units, at $10.00 per Private Unit. As of June 30, 2022 and December 31, 2021, there were 3,305,000 shares of common stock issued or outstanding. On October 26, 2021 the underwriters fully exercised their over-allotment option, so there is no forfeiture of shares.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our initial public offering and searching for a business combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2022, we had a net loss of $230,396, which consists of operating costs of $433,676, and provision for income taxes of $16,472, offset by interest income on marketable securities held in the Trust Account of $176,231, change in fair value of warrant liabilities of $43,521.

For the three months ended June 30, 2022, we had a net loss of $666,877, which consists of operating costs of $974,915, and provision for income taxes of $16,472, offset by interest income on marketable securities held in the Trust Account of $201,068, change in fair value of warrant liabilities of $123,442.

For the three months ended June 30, 2021, we had net loss of $977, which consisted of formation and operating costs.

For the period from January 22, 2021 through June 30, 2021, we had net loss of $1,600, which consisted of formation and operating costs.

Going Concern and Liquidity

As of June 30, 2022, we had $354,114 in cash and a working capital of $77,022. Prior to the consummation of our initial public offering, our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares to our sponsor, and a $250,000 in note payable to our sponsor. Subsequent to the consummation of the initial public offering, we received the net proceeds not held in the Trust Account of approximately $1.4 million.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the private placement units. As of June 30, 2022, we have no borrowings under the Working Capital Loans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 14, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not sold any unregistered securities during the quarter ended June 30, 2022. There were no other prior unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*     Filed herewith.
+     In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN MOON ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Enzo A. Villani
	Name:	Enzo A. Villani
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Wes Levitt
	Name:	Wes Levitt
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)