Form 10-Q
period 2022-09-30
Blockchain Moon Acquisition Corp.
filed 2022-11-14
CIK 1867757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2022, 14,805,000 shares of common stock, $0.0001 par value, were issued and outstanding.

BLOCKCHAIN MOON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1

Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021		1

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the Period from January 22, 2021 (Inception) through September 30, 2021		2

Unaudited Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholder’s (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the Period from January 22, 2021 (Inception) through September 30, 2021		3

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the Period from January 22, 2021 (Inception) through September 30, 2021		4

Notes to Condensed Financial Statements (Unaudited)		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	27

Item 4.	Controls and Procedures	28

Part II. Other Information		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Part III. Signatures		31

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash	$251,842	$831,693
Due from Related Party	—	37,778
Prepaid expenses	220,139	405,319
Total current assets	471,981	1,274,790

Investments held in Trust account	115,834,156	115,010,229
Total Assets	$116,306,137	$116,285,019

Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit
Current liabilities:
Accrued expenses	$1,427,243	$131,381
Accrued offering costs	—	75,000
Income taxes payable	127,962	—
Due to Related Party	52,222	—
Total current liabilities	1,607,427	206,381

Warrant liability	14,946	175,861
Deferred underwriters' discount	4,025,000	4,025,000
Total Liabilities	5,647,373	4,407,242

Commitments and Contingencies
Common stock subject to possible redemption $0.0001 par value; 11,500,000 shares at $10.07 and $10.00 per share at redemption value as of September 30, 2022 and December 31, 2021	115,834,156	115,010,229

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,305,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	331	331
Additional paid-in capital	—	—
Accumulated deficit	(5,175,723)	(3,132,783)
Total Stockholders' deficit	(5,175,392)	(3,132,452)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders' Deficit	$116,306,137	$116,285,019

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period from
				January 22,
				2021
			For the Nine	(Inception)
	For the Three Months Ended		Months Ended	Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$1,100,978	$90	$2,075,893	$1,690
Loss from Operations	(1,100,978)	(90)	(2,075,893)	(1,690)

Other income
Gain on marketable securities (net), interest on marketable securities held in Trust Account	622,859	—	823,927	—
Change in fair value of warrant liability	37,473	—	160,915	—
Total other income	660,332	—	984,842	—

Loss before provision for income taxes	(440,646)	(90)	(1,091,051)	(1,690)
Provision for income taxes	(111,490)	—	(127,962)	—
Net loss	$(552,136)	$(90)	$(1,219,013)	$(1,690)

Basic and diluted weighted average shares outstanding, Common Stock subject to possible redemption	11,500,000	—	11,500,000	—
Basic and diluted net loss per share, Common Stock subject to possible redemption	$(0.03)	$—	$(0.07)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable Common Stock	3,305,000	2,500,000	3,305,000	2,500,000
Basic and diluted net loss per share, Non-redeemable Common Stock	$(0.08)	$(0.00)	$(0.14)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	11,500,000	$115,010,229	3,305,000	$331	$—	$(3,132,783)	$(3,132,452)
Remeasurement of Common Stock to redemption value	—	24,837	—	—	—	(24,837)	(24,837)
Net loss	—	—	—	—	—	(436,481)	(436,481)
Balance as of March 31, 2022	11,500,000	115,035,066	3,305,000	331	—	(3,594,101)	(3,593,770)
Remeasurement of Common Stock to redemption value	—	176,231	—	—	—	(176,231)	(176,231)
Net loss	—	—	—	—	—	(230,396)	(230,396)
Balance as of June 30, 2022	11,500,000	115,211,297	3,305,000	331	—	(4,000,728)	(4,000,397)
Remeasurement of Common Stock to redemption value	—	622,859	—	—	—	(622,859)	(622,859)
Net loss	—	—	—	—	—	(552,136)	(552,136)
Balance as of September 30, 2022	11,500,000	$115,834,156	3,305,000	$331	$—	$(5,175,723)	$(5,175,392)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock Subject to				Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Common stock issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(623)	(623)
Balance as of March 31, 2021	—	—	2,875,000	288	24,712	(623)	24,377
Net loss	—	—	—	—	—	(977)	(977)
Balance as of June 30, 2021	—	—	2,875,000	288	24,712	(1,600)	23,400
Net loss	—	—	—	—	—	(90)	(90)
Balance as of September 30, 2021	—	$—	2,875,000	$288	$24,712	$(1,690)	$23,310

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from January 22,
	For the Nine	2021 (Inception)
	Months Ended	Through
	September 30,	September 30,
	2022	2021
Cash flows used in Operating Activities:
Net loss	$(1,219,013)	$(1,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by the Sponsor	—	440
Gain on marketable securities (net), interest on marketable securities held in Trust Account	(823,927)	—
Change in fair value of warrant liability	(160,915)	—
Changes in current assets and current liabilities:
Prepaid expenses	185,180	(3,750)
Due from related party	37,778	—
Due to related party	52,222	—
Accrued expenses	1,295,862	—
Income taxes payable	127,962	—
Due to related party	—	1,115
Net cash used in operating activities	(504,851)	(3,885)

Cash flows used in Investing Activities:
Purchases of investments held in Trust Account	(345,328,000)	—
Proceeds from maturities of investments held in Trust account	345,328,000	—
Net cash used in investing activities	—	—

Cash flows (used in) provided by from Financing Activities:
Proceeds from issuance of promissory note to related party	—	75,000
Payment of offering costs	(75,000)	(39,108)
Net cash (used in) provided by from financing activities	(75,000)	35,892

Net change in cash	(579,851)	32,007
Cash, beginning of the period	831,693	—
Cash, end of the period	$251,842	$32,007

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$—	$24,560
Deferred offering costs paid by related party	$—	$50,000
Accretion of Common Stock to redemption value	$823,927	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the IPO described below and searching for a business combination target. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income and gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities. It is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs related to the IPO and overallotment amounted to $7,003,337 consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, and $678,337 of other offering costs, of which $679 was allocated to the private warrants underlying the Private Units (the “Private Warrants”) and recorded in operations, $180,585 was allocated to the public warrants issued in connection with the IPO (the “Public Warrants”) and charged against additional paid-in capital and $6,822,073 were allocated to common stock reducing the initial carrying amount of such shares.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Trust Account

Following the closing of the IPO on October 21, 2021 and the full exercise of the over-allotment option by the underwriters on October 26, 2021, an amount of $115,000,000 from the net proceeds of the sale of the Units in the IPO, sale of the Units in the over-allotment option and the sale of the Private Units were placed in a trust account (the “Trust Account”) and were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated articles and memorandum of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete an initial business combination within 12 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months from the closing of the IPO, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company initially had 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a business combination by the maximum amount as described in more detail below) to complete its initial business combination (the “Combination Period”). On October 19, 2022, the Company held an extension meeting to approve an amendment to the Company’s amended and restated certificate of incorporation to allow the Company to have 15 months from the closing of the IPO (or up to 24 from the closing of the IPO if the Company extends the period of time to consummate a business combination by the maximum amount as described in more detail below) to complete its initial business combination. If the Company is unable to complete an initial business combination within such period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete its initial business combination within the Combination Period.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and any public shares they purchase in connection with the completion of the initial business combination and (ii) to waive their redemption rights with respect to their founder shares if the Company fails to complete its initial business combination within the Combination Period (although they will be entitled to redemption rights with respect to any public shares they hold if the Company fails to complete business combination within the prescribed time frame); and (iii) vote their Founder Shares and any public shares purchased during or after the IPO in favor of an initial business combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Going Concern and Liquidity

As of September 30, 2022, the Company had $251,842 in cash and working capital deficit of $1,135,446. Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $250,000 note payable to the Sponsor. Subsequent to the consummation of the IPO, the Company received the net proceeds not held in the Trust Account of approximately $1.4 million.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On October 19, 2022, the Company held the Extension Meeting to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from October 21, 2022 (the “Original Termination Date”) to January 21, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior thereto.

Accordingly, on October 21, 2022, the Company issued an unsecured promissory note in the principal amount of $360,000 (the “Note”) to the Sponsor. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. Upon consummation of a business combination, the Payee shall have the option, but not the obligation, to convert the Principal Amount of this Note, in whole or in part at the option of the Payee, into units of the Maker (each, a “Private Placement Unit”), each Private Placement Unit consisting of one share of common stock of the Maker, one warrant to purchase one-half of one share of common stock of the Maker and one right to purchase one-tenth of one share of common stock of the Maker. The Private Placement Units shall be identical to the private placement units issued to the Payee at the time of the Maker’s IPO.

In connection with the vote to approve the Charter Amendment, the holders of 9,724,108 public shares of our common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $97,852,300. Following such redemptions, approximately $17,870,500 was left in trust and 1,775,892 shares of common stock held by public stockholders remained outstanding.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022, the Company has no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASC Topic 205-40, “Basis of Presentation - Going Concern”, the Company has until January 21, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 21, 2023. The Company intends to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 21, 2023.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 13, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

 Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $251,842 and $831,693 and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At September 30, 2022, the Company’s investments held in the Trust Account is comprised of $13 in cash and $115,834,143 in U.S. government securities. At December 31, 2021, the Company’s investments held in the Trust Account is comprised of $907 in cash and $115,009,322 in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using available market information (see Note 7).

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $7,003,337 as a result of the IPO and over-allotment consisting of $2,300,000 of underwriting commissions, $4,025,000 of deferred underwriting commissions, and $678,337 of other offering costs. Offering costs in the amount of $679 were allocated to the Private Warrants and recorded in operations, $180,585 of the offering costs were allocated to the Public Warrants and charged against additional paid-in capital and $6,822,073 of the offering costs were allocated to common stock reducing the initial carrying amount of such shares.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. On December 31, 2021, the Company accreted $9,797,936, of which $6,994,633 was recorded against additional paid in capital and the remaining $2,803,303 was recorded against accumulated deficit. For the three and nine months ended September 30, 2022, the Company accreted $622,859 and $823,927, respectively, of which both were recorded against accumulated deficit.

As of September 30, 2022, and December 31, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less: Proceeds allocated to Public Warrants	(2,965,634)
Less: Common stock issuance costs	(6,822,073)
Add: Remeasurement of common stock to redemption value	9,797,936
Common stock subject to possible redemption, as of December 31, 2021	115,010,229
Add: Remeasurement of common stock to redemption value	24,837
Common stock subject to possible redemption, as of March 31, 2022	115,035,066
Add: Remeasurement of common stock to redemption value	176,231
Common stock subject to possible redemption, as of June 30, 2022	115,211,297
Add: Remeasurement of common stock to redemption value	622,859
Common stock subject to possible redemption, as of September 30, 2022	$115,834,156

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 25.30% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 11.73% and 0% for the nine months ended September 30, 2022 and for the period from January 22, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2022	2021
Net loss	$(552,136)	$(90)
Less: Accretion of temporary equity to redemption value	(622,859)	—
Net loss including accretion of temporary equity to redemption value	$(1,174,995)	$(90)

		For the Period
	For the Nine	from January 22,
	Months Ended	2021 (Inception)
	September 30,	Through September 30,
	2022	2021
Net loss	$(1,219,013)	$(1,690)
Less: Accretion of temporary equity to redemption value	(823,927)	—
Net loss including accretion of temporary equity to redemption value	$(2,042,940)	$(1,690)

	For the Three Months Ended September 30,
	2022		2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(912,695)	$(262,300)	$—	$(90)
Deemed dividend for accretion of temporary equity to redemption value	622,859	—	—	—
Allocation of net loss	$(289,836)	$(262,300)	$—	$(90)
Denominator:
Weighted-average shares outstanding	11,500,000	3,305,000	—	2,500,000
Basic and diluted net loss per common stock	$(0.03)	$(0.08)	$—	$(0.00)

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

			For the Period from January 22, 2021
	For the Nine Months Ended September 30,		(Inception) Through September 30,
	2022		2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,586,883)	$(456,057)	$—	$(1,690)
Deemed dividend for accretion of temporary equity to redemption value	823,927	—	—	—
Allocation of net loss	$(762,956)	$(456,057)	$—	$(1,690)
Denominator:
Weighted-average shares outstanding	11,500,000	3,305,000	—	2,500,000
Basic and diluted net loss per common stock	$(0.07)	$(0.14)	$—	$(0.00)

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has determined not to early adopt. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

On October 21, 2021, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $100.0 million. Each Unit consists of one share of common stock, one right (“Public Right”) and one Public Warrant. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete its initial business combination within the Combination Period. Each Public Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share. The Company deposited net proceeds of $98.0 million into the Trust Account.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 3, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 2,875,000 shares of common stock, par value $0.0001 per share (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On October 26, 2021, the underwriters fully exercised their over-allotment option, so there was no forfeiture of shares.

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of the initial business combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial business combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an initial business combination, or earlier in each case if, subsequent to the initial business combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”). The Founder Shares are held in escrow with Continental Stock Transfer & Trust Company during the period in which they are subject to the transfer restrictions described above.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and settled $30,000 and $90,000 for these services. For the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services. For these services the Company had $52,222 included in due to related party and $37,778 included in due from related party as of September 30, 2022 and December 31, 2021 respectively.

Promissory Note — Related Party

On May 1, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of the closing of the IPO or on the date the Company determines not to pursue the IPO. The Company drew down $75,000 under the promissory note prior to the IPO and this amount was repaid in full at closing of the IPO. As of September 30, 2022 and December 31, 2021, the is no balance outstanding under the promissory note.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Unit Purchase Option

On October 21, 2021, the Company sold to the underwriters and/or its designees, for $100, an option to purchase up to a total of 550,000 units, at $11.50 per unit. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from commencement of sales of the IPO. The Company accounted for the UPO, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. As of October 21, 2021, the Company estimated the fair value of the unit purchase option is approximately $682,000 (or $1.24 per Unit) using the Monte Carlo simulation. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 14%, (2) risk-free interest rate of 1.23% and (3) fair value per common stock of $9.17. The option and the 550,000 units, as well as the 550,000 shares of common stock, 550,000 warrants to purchase 275,000 shares of common stock for $11.50 per whole share and the rights to purchase 55,000 shares of common stock that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in our IPO pursuant to FINRA Rule 5110(e)(1), during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities, except as permitted under FINRA Rule 5110(e)(2). The option grants to holders one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the IPO with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, if any, which would be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NOTE 7. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets
Cash and marketable Securities held in Trust Account—US Treasuries	1	$115,834,156	$115,010,229
Liabilities:
Warrant liability – Private Placement Warrants	3	$—	$175,861
Warrant liability – Private Placement Warrants	2	$14,946	$—

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

SEPTEMBER 30, 2022

(UNAUDITED)

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

The following table presents the change in the fair value of Level 3 warrant liabilities:

Private
Placement
Warrants
Fair value as of January 1, 2022	$175,861
Change in fair value	(79,921)
Transfer of private warrants to Level 2 measurement	(95,940)
Fair value as of March 31, 2022	—
Change in fair value	—
Fair value as of June 30, 2022	—
Change in fair value	—
Fair value as of September 30, 2022	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2022 was $0 and $95,940, respectively.

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. At February 3, 2021, the Company issued 2,875,000 shares of common stock to its initial stockholder for $25,000, or approximately $0.009 per share. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On October 21, 2021, simultaneously with the closing of the IPO, the Sponsor purchased from the Company 400,000 Private Units, at $10.00 per Private Unit. On October 26, 2021, simultaneously with the full exercise of the over-allotment, the Sponsor purchased from the Company 30,000 Private Units, at $10.00 per Private Unit. As of September 30, 2022 and December 31, 2021, there were 3,305,000 shares of common stock issued or outstanding. On October 26, 2021 the underwriters fully exercised their over-allotment option, so there is no forfeiture of shares.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The stockholders have no redemption, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that public stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock redeemed to cash equal to their pro rata share of the Trust Account if they vote on aa proposed business combination and a business combination is completed. If the Company holds a stockholder vote to amend any provisions of its certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which the Company has to complete a Business Combination), it will provide its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. In either of such events, redeeming stockholders would be paid their pro rata portion of the Trust Account promptly following consummation of the business combination or the approval of the amendment to the certificate of incorporation. If the business combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of a business combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of a business combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional common stock upon consummation of a business combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

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

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

The Private Units and their component securities will not be transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Except as described above, the Private Units are identical to the Units being offered in the IPO. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity.

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

NOTE 9. SUBSEQUENT EVENTS

The Proposed Business Combination

On October 15, 2022, the Company announced that it executed a Business Combination Agreement (the “Business Combination Agreement”), dated as of October 14, 2022, with Malibu Parent Inc., a Delaware corporation (“New BMAC”), Hermosa Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), and DLTx ASA, a Norwegian public limited liability company (“DLTx”) (the transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Business Combination Agreement

The Business Combination Agreement sets forth the terms and conditions of the Business Combination, which includes, among other things, the consummation of the following transactions: (a) prior to the closing of the Business Combination (the “Closing”), DLTx will assign, contribute or otherwise convey certain assets to its subsidiaries such that, by the closing date, the subsidiaries of DLTx will hold all assets of the DLTx company group other than specific, enumerated assets and associated liabilities (the “Conveyances”), in accordance with a plan to be provided by DLTx to the Company (the “Conveyance Plan”); (b) prior to the Closing, on the closing date, the Company will merge with and into Merger Sub, with Merger Sub surviving (the “Merger”, and the effective time of the Merger, the “Effective Time”) as a direct subsidiary of New BMAC, and New BMAC will continue as the public company with (i) each outstanding share of common stock, $0.0001 par value, of the Company (each, a “BMAC Common Share”), being automatically converted into the right of the holder thereof to receive one share of common stock, par value $0.0001 of New BMAC (each, a “New BMAC Common Share”), (ii) each outstanding right to receive one-tenth (1/10) of a BMAC Common Share upon the consummation of an initial business combination (“BMAC Right”) of the Company being automatically exchanged for 1/10th of a share of a New BMAC Common Share upon the Closing without any further action by the holders of the Company Rights and (iii) each outstanding warrant of the Company (“BMAC Warrant”) automatically ceasing to represent a right to acquire BMAC Common Shares and instead representing a right to acquire New BMAC Common Shares; (c) following the Effective Time, (i) New BMAC will amend and restate the pre-Closing certificate of incorporation of New BMAC in a form to be agreed by the Company and DLTx, until thereafter changed or amended as provided therein or by applicable law and (ii) the board of directors of New BMAC will adopt the New BMAC bylaws in a form to be agreed by the Company and DLTx; (d) following the Effective Time, at the Closing, New BMAC will acquire all of the subsidiaries of DLTx (the “Acquisition”) in exchange for New BMAC Common Shares, as described in more detail below; and (e) promptly following the Required Company Distribution Transaction Approval (as defined below), DLTx shall distribute to the Company Shareholders as of a record date to be on our about three business days following Closing their respective portion of the Adjusted Transaction Share Consideration (as defined below) (the “Distribution”). In connection with the Closing, New BMAC will change its name to DLTx Inc., which will continue as the public company following the consummation of the Business Combination.

BLOCKCHAIN MOON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Sponsor Side Letter

The Company, the Sponsor, DLTx, and, solely for purposes of Section 1.3(b) and Article II, Enzo Villani, (“Villani”), concurrently with the execution and delivery of the Business Combination Agreement, have entered into a sponsor letter agreement (the “Sponsor Side Letter”), pursuant to which the Sponsor has agreed, among other things, (A) to vote (or execute and return an action by written consent), or cause to be voted at such meeting (or validly execute and return and cause such consent to be granted with respect thereto), all of its or his Covered Shares (as defined below) (i) in favor of each Transaction Proposal contemplated in the Business Combination Agreement, and (ii) against any action, proposal, transaction or agreement relating to any BMAC Acquisition Proposal (defined below), and (B) not to elect to make or effect a Company Share Redemption with respect to any such Covered Shares. Capitalized terms used but not otherwise defined herein will have the meanings given to them in the Sponsor Side Letter.

In addition, the Sponsor and DLTx have agreed, among other things, (A) to cancel certain equity interests in the Sponsor, upon Closing, for no consideration while New BMAC concurrently redeems, for no consideration, 240,000 BMAC Common Shares, 19,500 Company Warrants and 39,000 Company Rights held by the Sponsor. The Sponsor, Villani and DLTx have agreed, among other things, that certain equity interests held by Villani shall, upon the Closing, be cancelled for no consideration while New BMAC will simultaneously redeem for no consideration 150,000 New BMAC Common Shares held by the Sponsor (such redeemed New BMAC Common Shares, the “Forfeited Shares”). The Company shall cause New BMAC to reserve such Forfeited Shares for issuance, upon the Closing, to the employees of the Group Companies and in such amounts as the Company and DLTx agree prior to the Closing.

A “BMAC Acquisition Proposal” means any direct or indirect acquisition (or other business combination), in one or a series of related transactions, by the Company (a) of or with an unaffiliated entity or (b) of all or a material portion of the assets, equity securities or businesses of an unaffiliated entity (in the case of each of clause (a) and (b), whether by merger, consolidation, recapitalization, purchase or issuance of equity securities, purchase of assets, tender offer or otherwise), other than with DLTx and its representatives.

“Covered Shares” means all Sponsor Shares held by the Sponsor, as of the date hereof together with any BMAC Common Shares or any shares of capital stock of the Company acquired.

The Extension Amendment

On October 19, 2022, the Company held the Extension Meeting to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from October 21, 2022 (the “Original Termination Date”) to January 21, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior thereto.

Accordingly, on October 21, 2022, the Company issued the Note in the principal amount of $360,000 to the Sponsor. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. Upon consummation of a business combination, the Payee shall have the option, but not the obligation, to convert the Principal Amount of this Note, in whole or in part at the option of the Payee, into units of the Maker (each, a “Private Placement Unit”), each Private Placement Unit consisting of one share of common stock of the Maker, one warrant to purchase one-half of one share of common stock of the Maker and one right to purchase one-tenth of one share of common stock of the Maker. The Private Placement Units shall be identical to the private placement units issued to the Payee at the time of the Maker’s IPO.

In connection with the vote to approve the Charter Amendment, the holders of 9,724,108 public shares of our common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $97,852,300. Following such redemptions, approximately $17,870,500 was left in trust and 1,775,892 shares of common stock held by public stockholders remained outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Blockchain Moon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jupiter Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s (i) registration statement filed in connection with its IPO, (ii) Annual Report on Form 10-K filed with the SEC on April 14, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022, and (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 15, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 21, 2021, we consummated our IPO of 10,000,000 units at $10.00 per unit, and the sale of 400,000 units to our sponsor, at a price of $10.00 per unit in a private placement that closed simultaneously with the IPO. Each Unit consists of one share of common stock, one warrant and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. Each warrant entitles the registered holder to purchase one-half (1/2) of a share of common stock at a price of $11.50 per full share, subject to certain adjustments. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the private units, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination. The underwriters have a 45-day option from the date of IPO to purchase up to an additional 1,500,000 units to cover over-allotments, if any. On October 26, 2021 the underwriters fully exercised their over-allotment option.

Upon the closing of the IPO (including the underwriter’s over-allotment option) and the private placement, $115,000,000 was placed in a trust account.

We will have only 12 months from the closing of our IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the maximum amount) to complete our initial business combination (the “Combination Period”). If we are unable to complete an initial business combination within such period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

On October 19, 2022, we held the Extension Meeting to approve the Charter Amendment to extend the Termination Date by which we have to consummate a business combination from the Original Termination Date to the Charter Extension Date and to allow us, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Charter Extension Date, by resolution of our board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of our initial business combination shall have occurred prior thereto. Accordingly, on October 21, 2022, we issued the Note to the Sponsor. The Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. Upon consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert the Principal Amount of this Note, in whole or in part at the option of the Payee, into Private Placement Units, each Private Placement Unit consisting of one share of common stock of the Maker, one warrant to purchase one-half of one share of common stock of the Maker and one right to purchase one-tenth of one share of common stock of the Maker. The Private Placement Units shall be identical to the private placement units issued to the Payee at the time of the Maker’s IPO.

In connection with the vote to approve the Charter Amendment, the holders of 9,724,108 public shares of our common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $97,852,300. Following such redemptions, approximately $17,870,500 was left in trust and 1,775,892 shares of common stock held by public stockholders remained outstanding.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our IPO and searching for a business combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had a net loss of $552,136, which consists of operating costs of $1,100,978, and provision for income taxes of $111,490, offset by interest income on marketable securities held in the Trust Account of $622,859, change in fair value of warrant liabilities of $37,473.

For the nine months ended September 30, 2022, we had a net loss of $1,219,013, which consists of operating costs of $2,075,893, and provision for income taxes of $127,962, offset by interest income on marketable securities held in the Trust Account of $823,927, change in fair value of warrant liabilities of $160,915.

For the three months ended September 30, 2021, we had net loss of $90, which consisted of formation and operating costs.

For the period from January 22, 2021 through September 30, 2021, we had net loss of $1,690, which consisted of formation and operating costs.

Going Concern and Liquidity

As of September 30, 2022, we had $251,842 in cash and a working capital deficit of $1,135,446. Prior to the consummation of our IPO, our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares to our sponsor, and a $250,000 in note payable to our sponsor. Subsequent to the consummation of the IPO, we received the net proceeds not held in the Trust Account of approximately $1.4 million.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the private placement units. As of September 30, 2022, we have no borrowings under the Working Capital Loans.

On October 19, 2022, the Company held the Extension Meeting to approve the Charter Amendment to extend the Termination date by which the Company has to consummate a business combination from the Original Termination Date to the Charter Extension Date and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior thereto.

Accordingly, on October 21, 2022, the Company issued the Note to the Sponsor. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. Upon consummation of a Business Combination, the Payee shall have the option, but not the obligation, to convert the Principal Amount of this Note, in whole or in part at the option of the Payee, into units of the Maker (each, a “Private Placement Unit”), each Private Placement Unit consisting of one share of common stock of the Maker, one warrant to purchase one-half of one share of common stock of the Maker and one right to purchase one-tenth of one share of common stock of the Maker. The Private Placement Units shall be identical to the private placement units issued to the Payee at the time of the Maker’s IPO.

In connection with the vote to approve the Charter Amendment, the holders of 9,724,108 public shares of our common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $97,852,300. Following such redemptions, approximately $17,870,500 was left in trust and 1,775,892 shares of common stock held by public stockholders remained outstanding.

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Basis of Presentation - Going Concern,” we have until January 21, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 21, 2023. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by January 21, 2023.

Registration Rights

The holders of the Founder Shares, Private Units, Unit Purchase Option (the “UPO”), and units that may be issued on conversion of Working Capital Loans or Extension Loans (and any securities underlying the Private Units, the UPO, or units issued upon conversion of the Working Capital Loans or Extension Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring us to register such securities for resale (in the case of the Founder Shares, only after redemption to the Company’s common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of its initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Furthermore, notwithstanding the foregoing, pursuant to FINRA Rule 5110, Chardan Capital Markets, LLC (the representative of the underwriters) may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We have two classes of shares, which are referred to as the redeemable common stock and the non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is calculated by dividing the net income (loss) by the weighted average common stock outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to non-redeemable common stock. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per common stock is the same as basic loss per common stock for the period presented. In addition, we have not considered the effect of the unit purchase option sold to the underwriter and/or its designees, in the calculation of diluted loss per share, since the exercise of the unit purchase option is contingent upon the occurrence of future events.

With respect to the accretion of common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, we treated accretion in the same manner as a dividend, paid to the stockholder in the calculation of the net income (loss) per common stock.

Warrant Liability

We account for our warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for liability classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors previously disclosed in (i) our registration statement filed in connection with our IPO, (ii) our Annual Report on Form 10-K filed with the SEC on April 14, 2022, (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022 and (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. We also plan to file a registration statement on Form S-4, which will include a proxy statement for a special meeting of our stockholders in connection with the proposed Business Combination, which will include additional risk factors relating to the Company, DLTx and the proposed Business Combination.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we believe that we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with a Business Combination or in the event we do not consummate a Business Combination within the time period set forth in our amended and restated certificate of incorporation.

Any redemption or other repurchase that we make that occurs after December 31, 2022 may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Department of Treasury.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not sold any unregistered securities during the quarter ended September 30, 2022. There were no other prior unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

BLOCKCHAIN MOON ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Enzo A. Villani
	Name:	Enzo A. Villani
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Wes Levitt
	Name:	Wes Levitt
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)