Form 10-K
period 2022-12-31
Blockchain Moon Acquisition Corp.
filed 2023-04-17
CIK 1867757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to a closing sales price of $9.89 on June 30, 2022 as reported on the Nasdaq Stock Market LLC, was $113,735,000.

As of April 14, 2023, there were 5,080,892 shares of common stock, par value $0.0001 per share, issued and outstanding.

Documents incorporated by reference: None.

BLOCKCHAIN MOON ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination, including the DLTx Business Combination (as defined below);
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our IPO.

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

Overview

Blockchain Moon Acquisition Corp. is a blank check company formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Although there is no restriction or limitation on what industry or geographic region our target operates in, we have primarily focused on prospective targets that are high growth businesses in blockchain technologies in North America, Europe, and Asia.

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

As of October 26, 2021, a total of $115,000,000, consisting of $112,577,497 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and $2,422,503 of the net proceeds from the sale of the Private Units (including the Over-Allotment Option Units), were placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, acting as trustee, established for the benefit of our public stockholders. The proceeds held in the Trust Account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

We originally had until 12 months from the closing of the Initial Public Offering to consummate our initial business combination. However, on October 19, 2022, our public stockholders approved an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which we have to consummate a business combination from October 21, 2022 (the “Original Termination Date”) to January 21, 2023 (the “Charter Extension Date”) and to allow us, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one-month each time after the Charter Extension Date, by resolution of our board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior thereto. Accordingly, on October 21, 2022, we issued a note in the principal amount of $360,000 to our Sponsor. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 20, 2023, our Sponsor requested that we extend the date by which we must consummate an initial business combination from January 21, 2023 to February 21, 2023. Accordingly, on January 20, 2023, we issued a note in the initial principal amount of $120,000 to our Sponsor in connection with the six one-month extensions after the Charter Extension Date. Pursuant to the note, the Company may request an additional aggregate amount of up to $600,000, which may be drawn down in five equal tranches. Also on January 20, 2023, our Sponsor deposited $120,000 into the trust account. Our Sponsor further requested that we exercise one-month extensions of the Termination Date on each of February 21, 2023 and March 21, 2023. Accordingly, the Sponsor deposited an aggregate of $159,321 into the trust account for the February and March 2023 monthly extensions and the remaining balance of $80,679 remains due to trust. These deposits enabled the Company to extend the Termination Date to April 21, 2023. These extensions are the first three of six one-month extensions permitted under the Company’s governing documents, as described above.

We must complete our initial business combination by April 21, 2023 (or July 21, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), 18 months from the closing of our initial public offering. If our initial business combination is not consummated by April 21, 2023 (or July 21, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), then our existence will terminate, and we will distribute all amounts in the trust account.

We were incorporated under the laws of the State of Delaware on January 22, 2021. We were formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Although there is no restriction or limitation on what industry or geographic region our target operates in, we have primarily pursued prospective targets that are in blockchain technology located in North America, Europe and Asia. At the time of preparing this Report, we have not identified any specific business combination, nor has anyone on our behalf initiated or engaged in any substantive discussions, formal or otherwise, related to such a transaction. Our efforts to date are limited to organizational activities related to our IPO.

The Proposed DLTx Business Combination

On October 15, 2022, the Company announced that it executed a Business Combination Agreement (the “Business Combination Agreement”), dated as of October 14, 2022, with Malibu Parent Inc., a Delaware corporation (“New BMAC”), Hermosa Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), and DLTx ASA, a Norwegian public limited liability company (“DLTx”) (the transactions contemplated by the Business Combination Agreement, the “DLTx Business Combination”).

On March 12, 2023, the Company delivered a unilateral notice of termination (the “Notice”) to DLTx pursuant to both Section 8.1(b) and Section 8.1(k) of the Business Combination Agreement. The Notice terminated the Business Combination Agreement effective immediately pursuant to Section 8.1(b) of the Business Combination Agreement. By virtue of the termination of the Business Combination Agreement, all other ancillary agreements related to the Business Combination terminate in accordance with their terms.

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

●	We intend to seek companies with operations or prospects in the blockchain technology sector. Based upon our management team’s experience, we believe that we have a competitive advantage and excellent access to investment opportunities when seeking a business combination with potential targets in the sector. Our management team’s network of contacts and extensive experience provide them with opportunities to source and evaluate targets, enter into a business combination with a target and help grow its business.
●	Target companies that we intend to seek will have significant competitive advantages and/or underexploited expansion opportunities that can benefit from access to additional capital as well as our industry relationships and expertise.
●	We intend to seek to identify companies with strong, public-ready management teams, with solid corporate governance and reporting policies that have the experience to execute successfully and create value for stakeholders. Additionally, we will utilize our own industry experience to partner with a potential target’s management team.
●	We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings development. These potential targets will have substantial embedded and/or underexploited growth opportunities that our team is uniquely positioned to identify and monetize.
●	We intend to seek target companies that have underexploited expansion opportunities. This expansion can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and to help a target integrate acquisitions.
●	We will seek target companies which exhibit value or other characteristics that we believe have been overlooked or misevaluated by the marketplace based on our company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, corporate governance, customers, material contracts, and the industry and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.
●	We intend to be a disciplined and a valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables that provide significant upside potential. We also expect to evaluate financial returns based on opportunities for follow-on acquisitions and other value-creation initiatives.

The aforementioned criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the Securities and Exchange Commission (“SEC”).

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

Initial Business Combination

We originally had until 12 months from the closing of the Initial Public Offering to consummate our initial business combination. However, on October 19, 2022, our public stockholders approved the Charter Amendment to extend the Original Termination Date to the Charter Extension Date and to allow us, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one-month each time after the Charter Extension Date, by resolution of our board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior thereto. Accordingly, on October 21, 2022, we issued a note in the principal amount of $360,000 to our Sponsor. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 20, 2023, our Sponsor requested that we extend the date by which we must consummate an initial business combination from January 21, 2023 to February 21, 2023. Accordingly, on January 20, 2023, we issued a note in the initial principal amount of $120,000 to our Sponsor in connection with the six one-month extensions after the Charter Extension Date. Pursuant to the note, the Company may request an additional aggregate amount of up to $600,000, which may be drawn down in five equal tranches. Also on January 20, 2023, our Sponsor deposited $120,000 into the trust account. Our Sponsor further requested that we exercise one-month extensions of the Termination Date on each of February 21, 2023 and March 21, 2023. Accordingly the Sponsor deposited an aggregate of $159,321 into the trust account for the February and March 2023 monthly extensions, and the remaining balance of $80,679 remains due to trust. These deposits enabled the Company to extend the Termination Date to April 21, 2023. These extensions are the first three of six one-month extensions permitted under the Company’s governing documents, as described in this Report.

We must complete our initial business combination by April 21, 2023 (or July 21, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

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

As more fully discussed in “Management—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers, directors currently have certain relevant pre-existing fiduciary duties or contractual obligations. However, subject to such fiduciary or contractual obligations, our officers, directors will be required to offer all suitable business combination opportunities to us prior to any other person or entity until the consummation of our initial business combination.

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

Members of our management team directly and/or indirectly own founder shares and/or private rights following our IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. However, subject to any pre-existing contractual or fiduciary obligations, our sponsor and officers and directors will offer all suitable business combination opportunities to us before any other person or company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination prior to the Termination Date.

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

Our sponsor and each of our officers and directors presently has, and any of them and our sponsor in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. We do not believe, however, that any fiduciary duties or contractual obligations of our sponsor and our officers or directors will materially affect our ability to complete our initial business combination. Our certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Please see the section of this Report entitled “Management—Conflicts of Interest” for additional information.

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

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See the section of this Report entitled “Management” for a more complete description of our management team’s experience.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which: (1) the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of the prior June 30th; or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination as of December 31, 2022 in the amount of $18,430,006, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We originally had until 12 months from the closing of the Initial Public Offering to consummate our initial business combination. However, on October 19, 2022, our public stockholders approved the Charter Amendment to extend the Original Termination Date to the Charter Extension Date and to allow us, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one-month each time after the Charter Extension Date, by resolution of our board of directors, if requested by our Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior thereto. Accordingly, on October 21, 2022, we issued a note in the principal amount of $360,000 to our Sponsor. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 20, 2023, our Sponsor requested that we extend the date by which we must consummate an initial business combination from January 21, 2023 to February 21, 2023. Accordingly, on January 20, 2023, we issued a note in the initial principal amount of $120,000 to our Sponsor in connection with the six one-month extensions after the Charter Extension Date. Pursuant to the note, the Company may request an additional aggregate amount of up to $600,000, which may be drawn down in five equal tranches. Also on January 20, 2023, our Sponsor deposited $120,000 into the trust account. Our Sponsor further requested that we exercise one-month extensions of the Termination Date on each of February 21, 2023 and March 21, 2023. Accordingly the Sponsor deposited an aggregate of $159,321 into the trust account for the February and March 2023 monthly extensions and the remaining balance of $80,679 remains due to trust. These deposits enabled the Company to extend the Termination Date to April 21, 2023. These extensions are the first three of six one-month extensions permitted under the Company’s governing documents, as described in this Report.

We must complete our initial business combination by April 21, 2023 (or July 21, 2023 if we fully extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

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

As more fully discussed in “Management—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and directors currently have certain relevant pre-existing fiduciary duties or contractual obligations.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

In evaluating a prospective target business, such as DLTx, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the management of DLTx, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the DLTx Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business, cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months (or up to 21 months, if extended as provided herein) from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

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

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination by the maximum amount) to complete our initial business combination. If we are unable to complete our initial business combination prior to the Termination Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination prior to the Termination Date.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination prior to the Termination Date. However, if our sponsor, officers or directors acquire public shares after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination prior to the Termination Date.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the Termination Date or (ii) with respect to the other provisions relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the Termination Date or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination prior to the Termination Date, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any redemption rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if public stockholders do not exercise redemption rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by the Termination Date, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;
●	upon the consummation of our IPO, $100,000,000, or $115,000,000 if the over-allotment option is exercised in full, shall be placed into the trust account;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Competition

In identifying, evaluating and selecting a target business, such as DLTx, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

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

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

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

Human Capital Resources

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We are required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Holders of Record

As of April 14, 2023, there were 5,080,892 of our shares of common stock issued and outstanding held by approximately 2 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6.[RESERVED]

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

We will have only 18 months from the closing of our IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination by the maximum amount) to complete our initial business combination (the “Combination Period”). If we are unable to complete an initial business combination within such period, it will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

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

In connection with the vote to approve the Charter Amendment, the holders of 9,724,108 public shares of our common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of $97,852,252. Following such redemptions, approximately $17,870,500 was left in trust and 1,775,892 shares of common stock held by public stockholders remained outstanding.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our initial public offering and searching for a business combination target. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net loss of $4,287,805, which consists of operating costs of $5,406,038, interest expense of $5,271 and provision for income taxes of $198,311, offset by interest and dividend on marketable securities held in Trust Account of $191,490, realized gain on marketable securities held in Trust Account of $963,636, change in fair value of warrant liabilities of $166,527 and change in fair value of conversion option liability of $162. Operating costs increased by 5,127,684 primarily due to an increase in professional and legal fees in connection with the searching for a target and terminated Business Combination.

For the period from January 22, 2021 through December 31, 2021, we had net loss of $329,480, which consisted of formation and operating costs of $278,354, changes in fair value of warrant liabilities of $60,676 and warrants issuance costs of $679 and offset by realized gain on marketable securities held in Trust Account of $10,229.

Going Concern and Liquidity

As of December 31, 2022, we had $189,771 in cash and a working capital deficit of $4,657,982. Prior to the consummation of our IPO, our liquidity needs were satisfied through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares to our sponsor, and a $250,000 in note payable to our sponsor. Subsequent to the consummation of the IPO, we received the net proceeds not held in the Trust Account of approximately $1.4 million.

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

In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2022, we have no borrowings under the Working Capital Loans.

On January 20, 2023, the Company elected to exercise a one-month extension of the date by which Blockchain Moon has to consummate a business combination from January 21, 2023 to February 21, 2023 (the “Extension”). The Extension is the first of six one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. On January 20, 2023, the Company issued an unsecured promissory note in the initial principal amount of $120,000 (the "Note") to Jupiter Sponsor LLC in connection with the Extension. Pursuant to the note, the Company may request an additional aggregate amount of up to $600,000, which may be drawn down in five equal tranches. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Extension. The Sponsor further requested that the Company exercise one-month extensions of the Termination Date on each of February 21, 2023 and March 21, 2023. Accordingly the Sponsor deposited an aggregate of $159,321 into the trust account for the February and March 2023 monthly extensions and the remaining balance of $80,679 remains due to trust. These deposits enabled the Company to extend the Termination Date to April 21, 2023. These extensions are the first three of six one-month extensions permitted under the Company’s governing documents, as described in this Report.

In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40, “Basis of Presentation - Going Concern,” we have until April 21, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate an initial business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 21, 2023.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Units, Unit Purchase Option (the “UPO”), and units that may be issued on conversion of Working Capital Loans or Extension Loans (and any securities underlying the Private Units, the UPO, or units issued upon conversion of the Working Capital Loans or Extension Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring us to register such securities for resale (in the case of the Founder Shares, only after redemption to the Company’s common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of its initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. Furthermore, notwithstanding the foregoing, pursuant to FINRA Rule 5110, Chardan Capital Markets, LLC (the representative of the underwriters) may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Company’s registration statement on Form S-1 and may not exercise its demand rights on more than one occasion.

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

Recent Accounting Pronouncements

See Note 2 in the audited financial statements for recent accounting pronouncements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weaknesses in our internal controls over financial reporting specifically related to our financial close process which resulted in an error in the classification between operating and investing activities in the statement of cash flows and the process to properly identify, record and file its tax obligations.

Management plans to remediate the material weaknesses by enhancing our processes to identify and appropriately apply applicable accounting requirements and by increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Title
Enzo A. Villani	51	Chairman, Chief Executive Officer and Director
Wes Levitt	35	Chief Financial Officer
James Haft	60	Director
John Hopkins	62	Director
John Jacobs	63	Director
Carl Johnson	74	Director
David Shafrir	40	Director
Michael Terpin	65	Director

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

John Hopkins became a director in September 2022. Hopkins has 40 years of experience in accounting, finance and operations, business turnarounds, acquisitions and divestitures, debt restructuring, and information technology. Most recently, Mr. Hopkins served as the President and Chief Executive Officer of Professional Security Broadband Inc., a privately held integrated security, managed services, and business intelligence systems provider to Fortune 500 corporations. As President and Chief Executive Officer, he was responsible for organically growing revenue from $18 million in 2012 to $75 million in 2021 and drove the creation of PSB Exero, an industry-disrupting private cloud-based business intelligence tool that provides a NIST level of system documentation and cyber-defenses for security. Mr. Hopkins began his career in the Big 4 public accounting firm PricewaterhouseCoopers, where he rose to the level of Audit Manager. Mr. Hopkins was subsequently employed in roles of Senior Manager of ARCO Chemical Company (NYSE: ACC), Vice President Finance of Cambrex Corporation (NYSE: CBM), Chief Financial Officer of Measurement Specialties, Inc. (NASDAQ: MEAS) and Chief Financial Officer of Henry Brothers Electronics (NASDAQ: HBE). Mr. Hopkins also has extensive experience in creating scalable enterprise automation platforms, as well as in leading business and accounting process reengineering and turnarounds. Along with his executive career, Mr. Hopkins served on the board of directors of Professional Security Broadband Inc. from 2011 to 2021 and on the Felician University School of Business Advisory Board from 2019 to 2021. He is also a member of the American Institute of Certified Public Accountants. In addition, Mr. Hopkins currently teaches at New York University Leonard N. School of Business, Seton Hall University Stillman School of Business, Seton Hall University School of Law and previously at Felician University School of Business. Mr. Hopkins holds an MBA from Villanova University and a Bachelor’s Degree in accounting from West Chester University

John Jacobs became a director in October 2021. Jacobs has a strong leadership background and has served Nasdaq in a variety of positions, starting his career with the firm in 1983. He most recently served as Senior Advisor and Principal Consultant to Nasdaq’s CEO and President, where he was responsible for reviewing potential opportunities in the index and data business, and supporting product and business development efforts. Prior to that, Mr. Jacobs served as Nasdaq’s Chief Marketing Officer (“CMO”) and EVP for the Global Marketing Group and the EVP of the Global Index Group. As CMO, he led all aspects of Nasdaq’s brand, from strategy to execution, and carried out a transformation of the company’s image from a national brand in U.S. stocks, to a global leader for diversified financial services. Mr. Jacobs established and built the Global Index Group from the ground up, and created one of the largest ETF fund families in the world built on his creation of QQQ – the ETF tracking the Nasdaq-100 Index. Mr. Jacobs graduated from the University of Maryland Robert H. Smith School of Business with a bachelor of science degree in accounting, and from the Loyola University Maryland, where he received his MBA in Finance.

Carl Johnson became a director in September 2022. Johnson has over 40 years of marketing and sales experience in consumer healthcare. In 2019, Mr. Johnson founded Four Peaks Insight, LLC, a business development and executive coaching business. He is also currently serving as a member of ExecHQ, an executive advisory firm. Previously, Mr. Johnson served as President and Chief Executive Officer and as a member of the Board of Directors of Entia Biosciences, Inc., a clinical stage biotechnology company engaged in the development of pharmaceutical-grade organic compounds, from August 2015 to November 2017. Mr. Johnson served as President and Chief Executive Officer and as a member of the Board of Directors of Matrixx Initiatives, Inc., a marketer of over-the-counter (“OTC”) healthcare products, from July 2001 until October 2008, and again as a member of the Board of Directors of Matrixx Initiatives from February 2011 to February 2014. From 1993 to 2001, Mr. Johnson was Vice President, Commercial Development with Perrigo Company, a leading manufacturer of OTC pharmaceutical and nutritional products for the store brand market. Prior to that, Mr. Johnson held a number of high-level marketing and sales positions at Johnson & Johnson from 1973 to 1989, including the position of V.P. Marketing & Sales for Vistakon, a Johnson & Johnson Company. He also held the position of Director of Marketing for Johnson & Johnson Baby Products Company. Prior to joining Johnson & Johnson, Mr. Johnson was an account executive at Compton Advertising, servicing Procter & Gamble. Mr. Johnson was a member of the Board of Directors of Scolr Pharma, Inc. from 2010 to 2013, including as Chairman from 2011 to 2013. Mr. Johnson also previously served on the boards of the Generic Pharmaceutical Association and the Consumer Healthcare Products Association. Mr. Johnson holds a Master’s of Business Administration — Marketing from Fairleigh Dickinson University and a Bachelor’s of Science in Economics from Wagner College

David Shafrir became a director in October 2021. Since June 2019, Mr. Shafrir has been the Co-Founder and Executive Chairman of The GDA Group (“GDA”) and its vertically integrated portfolio of digital asset companies, where he oversees the group’s long-term corporate strategy, capital and acquisition initiatives.  Since March 2019, David has acted as the CEO at Secure Digital Markets (“SDM”), the brokerage arm of GDA, which over a period of 4 years has grown to become Canada’s largest digital asset liquidity provider operating, with a global footprint spanning 20 countries and 3 continents. David, a serial entrepreneur, has a proven track record of scaling startups and generating strong returns for investors. Prior to founding the GDA Group, David ledexits in both the financial payments & SAAS technology space. From December 2015 to December 2018, David also co-founded Agency North, a National marketing agency catering to Fortune 500 and multinational clients. Mr. Shafrir attended Ryerson University.

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

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors has seven members, six of whom are deemed “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of James Haft and Michael Terpin, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of John Jacobs and David Shafrir, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Enzo Villani, Carl Johnson and John Hopkins, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our IPO through the completion of our initial business combination with a target business, we have paid to Jupiter Sponsor LLC, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market, we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of James Haft, John Hopkins, John Jacobs, Carl Johnson, David Shafrir and Michael Terpin is “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

We may not have a compensation committee in place prior to the completion of our initial business combination. Any executive compensation matters that arise prior to the time we have a compensation committee in place will be determined by our independent directors. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) the Termination Date. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 14, 2023 the number of shares of common stock beneficially owned by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

As of April 14, 2023, we had 5,080,892 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of April 14, 2023.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares (3)
Jupiter Sponsor LLC (Our Sponsor)(2)	3,305,000	65.0%
Enzo A. Villani(1)(2)	3,305,000	65.0%
Wes Levitt(1)	—	*
James Haft(1)	—	*
John Jacobs(1)	—	*
David Shafrir(1)	—	*
Michael Terpin(1)	—	*
All officers and directors as a group	3,305,000	65.0%
(6 individuals)
MMCAP International Inc. SPC(4)	665,000	13.1%
*	Less than one percent.
(1)	The business address for these holders is c/o Blockchain Moon Acquisition Corp., 4651 Salisbury Road, Suite 400, Jacksonville, Florida, 32256.
(2)	Enzo A. Villani is the manager of our Sponsor, Jupiter Sponsor, LLC and as such has voting and investment control over the investments held by Jupiter Sponsor, LLC. Includes 2,875,000 founder shares and 430,000 shares of common stock underlying the Private Units. The business address of Jupiter Sponsor LLC is 4651 Salisbury Road, Suite 400, Jacksonville, Florida, 32256.
(3)	Based upon a total of 5,080,892 shares of common stock outstanding at April 14, 2023.
(4)	Based on a Schedule 13G/A filed February 7, 2022, MMCAP International Inc. SPC and MM Asset Management Inc. have shared voting power over these shares. The address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and the address of MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On February 3, 2021, our sponsor purchased an aggregate of 2,875,000 shares of our common stock for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. We refer to these shares throughout this Report as the “insider shares”. The number of insider shares issued was determined based on the expectation that such insider shares would represent 20% of the outstanding shares upon completion of our IPO (not including the private units, the shares of common stock and the shares issuable upon exercise of the private rights contained therein).

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

On October 21, 2022, in connection with the adoption of the Charter Amendment, we issued a note in the principal amount of $360,000 to our Sponsor. The note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the note will be repaid only from amounts remaining outside of the Trust Account, if any.

On January 20, 2023, our Sponsor requested that we extend the date by which we must consummate an initial business combination from January 21, 2023 to February 21, 2023. Accordingly, on January 20, 2023, we issued a note in the initial principal amount of $120,000 to our Sponsor in connection with the six one-month extensions after the Charter Extension Date. Pursuant to the note, the Company may request an additional aggregate amount of up to $600,000, which may be drawn down in five equal tranches. Also on January 20, 2023, our Sponsor deposited $120,000 into the trust account. Our Sponsor further requested that we exercise one-month extensions of the Termination Date on each of February 21, 2023 and March 21, 2023. Accordingly, the Sponsor deposited an aggregate of $159,321 into the trust account for the February and March 2023 monthly extensions and the remaining balance of $80,679 remains due to trust. These deposits enabled the Company to extend the Termination Date to April 21, 2023. These extensions are the first three of six one-month extensions permitted under the Company’s governing documents, as described in Note 1.

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

The holders of our insider shares issued and outstanding on the date of this Report, as well as the holders of the private units (and underlying securities) and any shares our insiders or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of our IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer or director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “Item 10—Directors, Executive Officers and Corporate Governance”.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of BDO USA, LLP, or BDO, acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $100,000 and $202,346, respectively, for the services BDO performed in connection with our S-1 registration statement, Initial Public Offering and the regulatory filings.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render any services related to tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render any other services  other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Exhibit No.Description

Exhibit No.	Description

1.1	Underwriting Agreement, dated October 18, 2021, by and between the Company and Chardan Capital Markets, LLC (2)

2.1	Business Combination Agreement, dated as of October 14, 2022, by and among Blockchain Moon Acquisition Corp., Malibu Parent Inc., Hermosa Merger Sub LLC and DLTx ASA (3)

3.1	Amended and Restated Certificate of Incorporation dated October 18, 2021(2)

3.2	Certificate of Incorporation (1)

3.3	Bylaws (1)

3.4	Amendment to the Amended and Restated Certificate of Incorporation (4)

4.1	Rights Agreement, dated October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company (2)

4.2	Warrant Agreement, dated October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company (2)

4.3	Unit Purchase Option, dated October 18, 2021, by and between the Company and Chardan Capital Markets, LLC (2)

4.4	Specimen Unit Certificate (1)

4.5	Specimen Common Stock Certificate.(1)

4.5	Specimen Rights Certificate (1)

10.1	Insider Letter Agreements, dated October 18, 2021, by and between the Company and each of the Company’s officers, directors and initial stockholders (2)

10.2	Investment Management Trust Agreement, dated October 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company (2)

10.3	Stock Escrow Agreement, dated October 18, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company (2)

10.4	Registration Rights Agreement, dated October 18, 2021, by and among the Company and the initial stockholders of the Company (2)

10.5	Subscription Agreement, dated October 18, 2021, by and between the Company and Jupiter Sponsor LLC (2)

10.6	Indemnity Agreements, dated October 18, 2021, by and between the Company and each of the directors and officers of the Company (2)

10.7	Administrative Services Agreement, dated October 18, 2021, by and between the Company and Jupiter Sponsor LLC (2)

10.8	Sponsor Letter Agreement, dated as of October 14, 2022, by and among Jupiter Sponsor LLC, Blockchain Moon Acquisition Corp. and DLTx ASA (3)

10.9	Shareholder Support Agreement, dated as of October 14, 2022, by and among Blockchain Moon Acquisition Corp., DLTx ASA and certain shareholders of DLTx ASA (3)

10.10	Promissory Note, dated October 21, 2022, between the Blockchain Moon Acquisition Corp. and the Jupiter Sponsor LLC (4)

10.11	Promissory Note, dated January 20, 2023, between the Blockchain Moon Acquisition Corp. and the Jupiter Sponsor LLC (5)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on September 24, 2021
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN MOON ACQUISITION CORP.
Dated: April 17, 2023
	By:	/s/ Enzo A. Villani
	Name:	Enzo A. Villani
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Enzo A. Villani	Chief Executive Officer and Chairman	April 17, 2023
Enzo A. Villani	(Principal Executive Officer)

/s/ Wes Levitt	Chief Financial Officer and Director	April 17, 2023
Wes Levitt	(Principal Accounting and Financial Officer)

/s/ James Haft	Director	April 17, 2023
James Haft

/s/ John Hopkins	Director	April 17, 2023
John Hopkins

/s/ John Jacobs	Director	April 17, 2023
John Jacobs

/s/ Carl Johnson	Director	April 17, 2023
Carl Johnson

/s/ David Shafrir	Director	April 17, 2023
David Shafrir

/s/ Michael Terpin	Director	April 17, 2023
Michael Terpin

BLOCKCHAIN MOON ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Blockchain Moon Acquisition Corp.

Jacksonville, FL

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blockchain Moon Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 17, 2023

BLOCKCHAIN MOON ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$189,771	$831,693
Due from Related Party	—	37,778
Prepaid expenses	134,437	405,319
Total current assets	324,208	1,274,790
Investments held in Trust account	18,430,006	115,010,229
Total Assets	$18,754,214	$116,285,019

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$4,336,547	$131,381
Accrued offering costs	—	75,000
Income taxes payable	198,311	—
Due to Related Party	82,223	—
Extension Loan	345,005	—
Conversion Option Liability	20,104	—
Total current liabilities	4,982,190	206,381

Warrant liability	9,334	175,861
Deferred underwriters’ discount	4,025,000	4,025,000
Total Liabilities	9,016,524	4,407,242

Commitments and Contingencies
Common stock subject to possible redemption $0.0001 par value; 1,775,892 and 11,500,000 shares at redemption value, at December 31, 2022 and 2021, respectively	18,430,006	115,010,229

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,305,000 shares issued and outstanding (excluding 1,775,892 and 11,500,000 shares subject to possible redemption, respectively) as of December 31, 2022 and 2021, respectively	331	331
Additional paid-in capital	—	—
Accumulated deficit	(8,692,647)	(3,132,783)
Total Stockholders’ deficit	(8,692,316)	(3,132,452)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$18,754,214	$116,285,019

The accompanying notes are an integral part of these financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from January 22,
	For the	2021
	Year	(Inception)
	ended	through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$5,406,038	$278,354
Loss from Operations	(5,406,038)	(278,354)

Other income
Realized gain on marketable securities held in Trust Account	963,636	10,229
v	191,490	—
Interest Expense	(5,271)	—
Change in fair value of Conversion Option liability	162	—
Offering costs allocated to private warrants	—	(679)
Change in fair value of warrant liability	166,527	(60,676)
Total other income, net	1,316,544	(51,126)

Loss before provision for income taxes	(4,089,494)	(329,480)
Provision for income taxes	(198,311)	—
Net loss	$(4,287,805)	$(329,480)

Basic and diluted weighted average shares outstanding, Common Stock, subject to possible redemption	9,528,537	2,385,174
Basic and diluted net (loss) income per share, Common Stock, subject to possible redemption	$(0.30)	$0.81
Basic and diluted weighted average shares outstanding, Common Stock	3,305,000	2,575,392
Basic and diluted net loss per share, Common Stock	$(0.43)	$(0.88)

The accompanying notes are an integral part of these financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 22, 2021 (INCEPTION)

THROUGH DECEMBER 31, 2021

	Common Stock Subject to						Total
	Possible Redemption		Common Stock			Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Common stock issued to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Sales of public units, net of issuance cost	11,500,000	105,212,293	—	—	2,785,049	—	2,785,049
Proceeds from sale of 430,000 Private Placement Units, net of fair value of warrant liability	—	—	430,000	43	4,184,772	—	4,184,815
Proceeds from Unit Purchase Option	—	—	—	—	100	—	100
Remeasurement of Common Stock to redemption value	—	9,797,936	—	—	(6,994,633)	(2,803,303)	(9,797,936)
Net loss	—	—	—	—	—	(329,480)	(329,480)
Balance as of December 31, 2021	11,500,000	115,010,229	3,305,000	331	—	(3,132,783)	(3,132,452)
Remeasurement of Common Stock to redemption value	—	1,272,059	—	—	—	(1,272,059)	(1,272,059)
Redemption of Common Stock	(9,724,108)	(97,852,282)	—	—	—	—	—
Net loss	—	—	—	—	—	(4,287,805)	(4,287,805)
Balance as of December 31, 2022	1,775,892	$18,430,006	3,305,000	$331	$—	$(8,692,647)	$(8,692,316)

The accompanying notes are an integral part of these financial statements.

BLOCKCHAIN MOON ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from January 22,
	For the Year	2021 (Inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(4,287,805)	$(329,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities held in Trust Account	(963,636)	(10,229)
Accrued interest and dividends on marketable securities held in Trust Account	(58,819)	—
Offering costs allocated to private warrants	—	679
Change in fair value of warrant liability	(166,527)	60,676
Change in fair value of conversion option liability	(162)	—
Amortization of debt discount	5,271	—
Changes in current assets and current liabilities:
Prepaid expenses	270,882	(405,319)
Due from related party	37,778	(37,778)
Due to related party	82,223	—
Income taxes payable	198,311	—
Accrued expenses	4,205,166	131,381
Net cash used in operating activities	(677,318)	(590,070)

Cash flows from Investing Activities:
Investments of cash in Trust Account	(360,000)	(115,000,000)
Purchase of investment held in Trust Account	(461,192,363)	—
Redemption of investments in Trust Account	461,059,692	—
Cash withdrawn from Trust Account to pay franchise and income taxes	243,067	—
Cash withdrawn from Trust Account in connection with redemption	97,852,282	—
Net cash provided by (used in) investing activities	97,602,678	(115,000,000)

Cash flows from Financing Activities:

Proceeds from Initial Public Offering, net of underwriters’ commissions	—	112,700,000
Proceeds from issuance of Private Placement Units	—	4,300,000
Proceeds from issuance of promissory note to related party	360,000	75,000
Proceeds from underwriters’ unit purchase option	—	100
Repayment of promissory note to related party	—	(75,000)
Payment of offering costs	(75,000)	(578,337)
Redemption of common stock	(97,852,282)	—
Net cash (used in) provided by financing activities	(97,567,282)	116,421,763

Net change in cash	(641,922)	831,693
Cash, beginning of the period	831,693	—
Cash, end of the period	$189,771	$831,693

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ discount payable charged to additional paid-in capital	$—	$4,025,000
Initial recognition of conversion option liability	$20,266	$—
Accretion of Common Stock to redemption value	$1,272,059	$9,797,936
Accrued offering costs	$—	$75,000

The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the IPO described below and searching for a business combination target. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income and gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities. It is an emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

In connection with the Extension Meeting, as described below, the Company extended the date of which it has to consummate a business combination an additional three months with the option to extend on a monthly basis for up to six times by an additional one month through July 21, 2023.

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

Going Concern and Liquidity

As of December 31, 2022, the Company had $189,771 in cash and working capital deficit of $4,657,982. Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $250,000 note payable to the Sponsor. Subsequent to the consummation of the IPO, the Company received the net proceeds not held in the Trust Account of approximately $1.4 million.

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

On October 19, 2022, the Company held the Extension Meeting (the “Extension Meeting”) to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from October 21, 2022 (the “Original Termination Date”) to January 21, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors, if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until July 21, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior thereto.

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

In connection with the vote to approve the Charter Amendment, the holders of 9,724,108 public shares of our common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of $97,852,282. Following such redemptions on October 19, 2022, approximately $17,870,500 was left in trust and 1,775,892 shares of common stock held by public stockholders remained outstanding.

On January 20, 2023, the Company elected to exercise a one-month extension of the date by which Blockchain Moon has to consummate a business combination from January 21, 2023 to February 21, 2023 (the “Extension”).5 The Extension is the first of six one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. On January 20, 2023, the Company issued an unsecured promissory note in the initial principal amount of $120,000 (the “Note”) to Jupiter Sponsor LLC in connection with the Extension. Pursuant to the Note, the Company may request an additional aggregate amount of up to $600,000, which may be drawn down in five equal tranches. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Extension. The Sponsor further requested that the Company exercise one-month extensions of the Termination Date on each of February 21, 2023 and March 21, 2023. Accordingly, the Sponsor deposited an aggregate of $159,321 into the trust account for the February and March 2023 monthly extensions and the remaining balance of $80,679 remains due to trust. These deposits enabled the Company to extend the Termination Date to April 21, 2023. These extensions are the first three of six one-month extensions permitted under the Company’s governing documents, as described in this Report.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2022, the Company has no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s ASC Topic 205-40, “Basis of Presentation - Going Concern”, the Company has until April 21, 2023 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 21, 2023. The Company intends to complete a business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 21, 2023.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

At December 31, 2022, the Company’s investments held in the Trust Account is comprised of $0 in cash and $18,430,006 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, the Company’s investments held in the Trust Account is comprised of $907 in cash and $115,009,322 in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on investment held in Trust Account. The estimated fair values of the investments held in the Trust Account are determined using available market information (see Note 7).

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital, or in the absence of additional paid-in capital, in accumulated deficit. On December 31, 2021, the Company accreted $9,797,936, of which $6,994,633 was recorded against additional paid in capital and the remaining $2,803,303 was recorded against accumulated deficit. For the year ended December 31, 2022, the Company accreted $1,272,059, which was recorded against accumulated deficit.

As of December 31, 2022 and 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less: Proceeds allocated to Public Warrants	(2,965,634)
Less: Common stock issuance costs	(6,822,073)
Add: Remeasurement of common stock to redemption value	9,797,936
Common stock subject to possible redemption, as of December 31, 2021	115,010,229
Add: Remeasurement of common stock to redemption value	1,272,059
Redemption	(97,852,282)
Common stock subject to possible redemption, as of December 31, 2022	$18,430,006

Warrant Liabilities

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has not yet filed its 2021 tax return. There is no material interest or penalty due as there is no tax due with the 2021 return.

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

Net Loss per Common Share

The Company has two classes of shares, which are referred to as the redeemable common stock and the non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. Net loss per common stock is calculated by dividing the net loss by the weighted average common stock outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to non-redeemable common stock. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average common stock outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per common stock is the same as basic loss per common stock for the period presented. In addition, the Company has not considered the effect of the unit purchase option sold to the underwriter and/or its designees, in the calculation of diluted loss per share, since the exercise of the unit purchase option is contingent upon the occurrence of future events.

With respect to the accretion of common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend, paid to the stockholder in the calculation of the net loss per common stock.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

		For the period
		from January 22,
	For the Year	2021 (Inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Net loss	$(4,287,805)	$(329,480)
Accretion of temporary equity to redemption value	(1,272,059)	(9,797,936)
Net loss including accretion of temporary equity to redemption value	$(5,559,864)	$(10,127,416)

	For the Year Ended		For the period from January 22, 2021
	December 31, 2022		(Inception) through December 31, 2021
	Redeemable	Non Redeemable	Redeemable	Non Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(4,128,041)	$(1,431,823)	$(7,863,622)	$(2,263,794)
Deemed dividend for accretion of temporary equity to redemption value	1,272,059	—	9,797,936	—
Allocation of net (loss) income	$(2,855,982)	$(1,431,823)	$1,934,314	$(2,263,794)
Denominator:
Weighted-average shares outstanding	9,528,537	3,305,000	2,385,174	2,575,392
Basic and diluted net (loss) income per common stock	$(0.30)	$(0.43)	$0.81	$(0.88)

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

The Sponsor has agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of six months after the date of the consummation of the initial business combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30- trading day period following the consummation of the initial business combination and, with respect to the remaining 50% of the Founder Shares, six months after the date of the consummation of an initial business combination, or earlier in each case if, subsequent to the initial business combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up”). The Founder Shares are held in escrow with Continental Stock Transfer & Trust Company during the period in which they are subject to the transfer restrictions described above.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the IPO, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Company’s initial business combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred and settled $120,000 for these services. For the period from January 22, 2021 (inception) through December 31, 2021, the Company incurred and settled $24,666 for these services. For these services the Company had $82,223 included in due to related party as of December 31, 2022 and $37,778 included in due from related party as of December 31, 2021.

Promissory Notes — Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. At December 31, 2022 and 2021, no Working Capital Loans were outstanding.

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

On October 19, 2022, the stockholders of Blockchain Moon approved the Extension Amendment Proposal (as defined in Note 1) at the Extension Meeting. Accordingly, on October 21, 2022, the Company issued an unsecured promissory note in the principal amount of $360,000 (the “Note”) to the Sponsor. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. Upon consummation of a business combination, the Payee shall have the option, but not the obligation, to convert the Principal Amount of this Note, in whole or in part at the option of the Payee, into units of the Maker (each, a “Private Placement Unit”), each Private Placement Unit consisting of one share of common stock of the Maker, one warrant to purchase one-half of one share of common stock of the Maker and one right to purchase one-tenth of one share of common stock of the Maker. The Private Placement Units shall be identical to the private placement units issued to the Payee at the time of the Maker’s IPO.

The Company assessed the provisions of the Convertible Promissory Note under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the assumptions described in Note 9.

The debt discount was amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Note, which was assumed to mature in July 2022, the Company’s expected Business Combination date. During the year ended December 31, 2022, the Company recorded $5,271 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at December 31, 2022 amounted to $14,995.

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

Unit Purchase Option

On October 21, 2021, the Company sold to the underwriters and/or its designees, for $100, an option to purchase up to a total of 550,000 units, at $11.50 per unit. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from commencement of sales of the IPO. The Company accounted for the UPO, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to stockholders’ equity. As of October 21, 2021, the Company estimated the fair value of the unit purchase option is approximately $682,000 (or $1.24 per Unit) using the Monte Carlo simulation. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 14%, (2) risk-free interest rate of 1.23% and (3) fair value per common stock of $9.17. The option and the 550,000 units, as well as the 550,000 shares of common stock, 550,000 warrants to purchase 275,000 shares of common stock for $11.50 per whole share and the rights to purchase 55,000 shares of common stock that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in our IPO pursuant to FINRA Rule 5110(e)(1), during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities, except as permitted under FINRA Rule 5110(e)(2). The option grants to holders one demand and unlimited “piggy-

back” rights for periods of five and seven years, respectively, from the commencement of sales of the IPO with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, if any, which would be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

The Proposed DLTx Business Combination

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

On March 12, 2023, the Company delivered a unilateral notice of termination (the “Notice”) to DLTx pursuant to both Section 8.1(b) and Section 8.1(k) of the Business Combination Agreement. The Notice terminated the Business Combination Agreement effective immediately pursuant to Section 8.1(b) of the Business Combination Agreement. By virtue of the termination of the Business Combination Agreement, all other ancillary agreements related to the Business Combination terminate in accordance with their terms.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. At February 3, 2021, the Company issued 2,875,000 shares of common stock to its initial stockholder for $25,000, or approximately $0.009 per share. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On October 21, 2021, simultaneously with the closing of the IPO, the Sponsor purchased from the Company 400,000 Private Units, at $10.00 per Private Unit. On October 26, 2021, simultaneously with the full exercise of the over-allotment, the Sponsor purchased from the Company 30,000 Private Units, at $10.00 per Private Unit. As of December 31, 2022 and 2021, there were 3,305,000 shares of common stock issued or outstanding. On October 26, 2021 the underwriters fully exercised their over-allotment option, so there is no forfeiture of shares.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. The stockholders have no redemption, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the shares of common stock, except that public stockholders have the right to sell their shares to the Company in any tender offer or have their shares of common stock redeemed to cash equal to their pro rata share of the Trust Account if they vote on a proposed business combination and a business combination is completed. If the Company holds a stockholder vote to amend any provisions of its certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which the Company has to complete a Business Combination), it will provide its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. In either of such events, redeeming stockholders would be paid their pro rata portion of the Trust Account promptly following consummation of the business combination or the approval of the amendment to the certificate of incorporation. If the business combination is not consummated or the amendment is not approved, stockholders will not be paid such amounts.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one- tenth (1/10) of one share of common stock upon consummation of a business combination, even if the holder of a right redeemed all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the one- tenth (1/10) of a share underlying each right upon consummation of a business combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional common stock upon consummation of a business combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a business combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis.

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

The Company evaluated the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Company further evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity. However, the public warrants do meet the criteria to be classified in stockholders’ equity.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax asset (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset (liabilities)
Organizational costs/Startup expenses	$1,147,038	$43,113
Federal Net Operating loss	—	13,563
Total deferred tax asset (liabilities)	1,147,038	56,676
Valuation allowance	(1,147,038)	(56,676)
Deferred tax asset (liabilities), net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$198,311	$—
Deferred	(1,090,363)	(56,676)

State
Current	—	—
Deferred	—	—

Change in valuation allowance	1,090,363	56,676
Income tax provision	$198,311	$—

As of December 31, 2022 and 2021, the Company had $0 and $64,584 of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $1,090,363. For the period from January 22, 2021 (inception) to December 31, 2021, the change in the valuation allowance was $56,676.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	3.89%	3.89%
Change in fair value of warrants	0.0%	0.0%
Change in valuation allowance	(26.7)%	(17.11)%
Effective income tax rate	(4.9)%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets
Marketable Securities held in Trust Account—US Treasuries	1	$18,430,006	$115,010,229
Liabilities:
Warrant liability – Private Placement Warrants	3	$—	$175,861
Warrant liability – Private Placement Warrants	2	$9,334	$—
Conversion option liability	3	$20,104	$—

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

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments.

The conversion option liability of the Convertible Promissory Note was valued using a Monte Carlo model which values each borrowing at borrowing date and is revalued at each subsequent reporting date. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the conversion option liability is the expected volatility of the common stock. The expected volatility was implied from the Company’s own pricing of the components in the Unit. Other key assumptions used in connection with the Monte Carlo model were holding period, risk free rate, dividend yield, exercise price, and underlying Unit value, which were based on market conditions, management assumptions, and terms of the Convertible Promissory Note (see Note 5).

The conversion option was valued using an option pricing framework, which is considered to be a Level 3 fair value measurement and based on the following assumptions:

		October 21, 2022
	December 31,	(Initial
	2022	Measurement)
Synthetic Unit Price	$10.326	$10.270
Exercise price	$10.00	$10.00
Holding period	0.70	0.44
Risk-free rate %	4.75%	4.35%
Volatility %	4.4%	4.50%
Dividend yield %	0.0%	0.0%

The following table presents the change in the fair value of Level 3 warrant liabilities and conversion option liability:

	Private	Conversion
	Placement	Option
	Warrants	Liability
Fair value as of October 21, 2021 (initial measurement of private placement warrants)	$115,185	—
Change in fair value	60,676	—
Fair value as of December 31, 2021	175,861	—
Initial measurement of conversion option liability on October 21, 2022	—	20,266
Change in fair value	(79,921)	(162)
Transfer of private warrants to Level 2 measurement	(95,940)	—
Fair value as of December 31, 2022	$—	20,104

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the quarterly reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants that transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2022 was $95,940.

NOTE 10. SUBSEQUENT EVENTS

On January 20, 2023, Blockchain Moon Acquisition Corp. (“Blockchain Moon” or the “Company”) elected to exercise a one-month extension of the date by which Blockchain Moon has to consummate a business combination from January 21, 2023 to February 21, 2023 (the “Extension”). The Extension is the first of six one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. On January 20, 2023, the Company issued an unsecured promissory note in the initial principal amount of $120,000 (the “Note”) to Jupiter Sponsor LLC in connection with the Extension. Pursuant to the Note, the Company may request an additional aggregate amount of up to $600,000, which may be drawn down in five equal tranches. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Extension. The Sponsor further requested that the Company exercise one-month extensions of the Termination Date on each of February 21, 2023 and March 21, 2023. Accordingly the Sponsor deposited an aggregate of $159,3210 into the trust account for the February and March 2023 monthly extensions and the remaining balance of $80,679 remains due to trust. These deposits enabled the Company to extend the Termination Date to April 21, 2023. These extensions are the first three of six one-month extensions permitted under the Company’s governing documents, as described in this Report.

On March 12, 2023, the Company terminated the Business Combination Agreement, as described in Note 6.